Form 10-Q
period 1996-03-31
SECTOR STRATEGY FUND II LP
filed 1996-05-15
CIK 867247

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                               ----------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-18944

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                    --------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

             Delaware                                    13-3584544
- ----------------------------------------  ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
             -----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
               ------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    _____

                       This document contains 14 pages.

     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                     ------------------------------------
                       (a Delaware limited partnership)

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                        March 31,   December 31,
                                                          1996          1995
                                                       -----------   -----------
ASSETS
Accrued interest (Note 2)                              $   195,637   $   244,493
Equity in commodity futures trading accounts:
 Cash and option premiums                               50,905,372    58,223,935
 Net unrealized gain on open contracts                   1,448,418     2,484,535
                                                     ------------- -------------
      TOTAL                                            $52,549,427   $60,952,963
                                                     ============= =============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
LIABILITIES:
 Administration payable                                $    10,946     $   -
 Redemptions payable                                     1,393,731     2,747,867
 Brokerage commissions                                     410,777       478,555
  payable (Note 2)
 Profit shares payable                                      10,438       133,285
                                                     ------------- -------------
     Total liabilities                                   1,825,892     3,359,707
                                                     ------------- -------------

PARTNERS' CAPITAL:
 General Partner:
   2,145 and 2,145 SECTOR II units outstanding             262,691       268,488
   3,905 and 3,905 SECTOR III units outstanding            468,879       500,814
 Limited Partners:
   152,206 and 162,396 SECTOR II units outstanding      18,637,477    20,324,051
   261,109 and 284,576 SECTOR III units outstanding     31,354,488    36,499,903

                                                     ------------- -------------

     Total partners' capital                           50,723,535    57,593,256
                                                     ------------ -------------

      TOTAL                                            $52,549,427   $60,952,963
                                                     ============= ============

NET ASSET VALUE PER UNIT
  SECTOR II UNITS
    (Based on 154,351 and 164,541 Units outstanding)       $122.45       $125.15
                                                       ===========   ===========


  SECTOR III UNITS
    (Based on 265,014 and 288,481 Units outstanding)       $120.08       $128.26
                                                       ===========   ===========

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                    --------------------------------------

                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                           For the three      For the three
                                           months ended        months ended
                                          March 31, 1996      March 31, 1995
                                        -------------------  ----------------

REVENUES:
    Trading profit (loss):
        Realized                               $  (907,146)       $ 7,490,617
        Change in unrealized                    (1,036,117)         2,507,640
                                           ---------------      -------------

            Total trading results               (1,943,263)         9,998,257
                                           ---------------      -------------

    Interest income (Note 2)                       605,889          1,007,961
                                           ---------------      -------------

            Total revenues                      (1,337,374)        11,006,218
                                           ---------------      -------------

EXPENSES:
    Profit shares                                   10,437            868,639
    Brokerage commissions (Note 2)               1,303,436          1,751,442
    Administrative expense                          34,722                  -
                                           ---------------      -------------

            Total expenses                       1,348,595          2,620,081
                                           ---------------      -------------

NET (LOSS) INCOME                              $(2,685,969)       $ 8,386,137
                                           ===============      =============

NET (LOSS) INCOME PER UNIT
    Weighted average number of Units
        outstanding (Note 5)                       442,240            650,848
                                               ===========        ===========

    Weighted average net
         (loss) income per Unit                     $(6.07)            $12.88
                                               ===========        ===========


See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                    ---------------------------------------

                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------


                          SECTOR II   SECTOR III   Limited Partners                 General Partner
                                                  -----------------                ----------------
                           Units        Units         SECTOR II         SECTOR III     SECTOR II   SECTOR III      Total
                        -----------  -----------  -----------------  ----------------  ----------  -----------  ------------

PARTNERS' CAPITAL,
  DECEMBER 31, 1994        245,400      423,752        $26,691,989       $49,057,046    $366,106     $668,412   $76,783,553

Redemptions                (30,616)     (36,273)        (3,619,092)       (4,471,582)          -            -    (8,090,674)

Net income                       -            -          3,353,504         4,913,899      48,831       69,903     8,386,137
                      ------------  ----------- ------------------ ----------------- ----------- ------------ -------------

PARTNERS' CAPITAL,
  MARCH 31, 1995           214,784      387,479        $26,426,401       $49,499,363    $414,937     $738,315   $77,079,016
                      ============ ============ ================== ================= =========== ============ =============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995        164,541      288,481        $20,324,051       $36,499,903    $268,488     $500,814   $57,593,256

Redemptions                (10,190)     (23,467)        (1,279,425)       (2,904,327)          -            -    (4,183,752)

Net loss                         -            -           (407,149)       (2,241,088)     (5,797)     (31,935)   (2,685,969)
                      ------------ ------------ ------------------- ----------------- ----------- ------------ ------------

PARTNERS' CAPITAL,
  MARCH 31, 1996           154,351      265,014        $18,637,477       $31,354,488    $262,691     $468,879   $50,723,535
                      ============ ============ ================== ================= =========== ============ =============


See notes to financial statements.


THE SECTOR STRATEGY FUND/SM/ II L.P.
(A Delaware Limited Partnership)
 ------------------------------

NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The SECTOR Strategy Fund/SM/ II L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 21, 1990 and commenced trading activities on December 5, 1990. The Partnership engages in the speculative trading of futures, options and forward contracts on a wide range of commodities. The Partnership raised $136,410,000 for its initial capitalization ("Sector II Units") and raised an additional $194,005,000 in a second offering of Units of limited partnership interest ("Sector III Units") and commenced trading activities with respect to its Sector III Units on July 5, 1991. These capitalization balances included investments from The SECTOR Strategy FundSM International II Ltd. (the "Company"). On March 1, 1994 the Company redeemed its investments from the Partnership with respect to both the Sector II Units and Sector III Units to become a stand-alone trading company. Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc.) ("MLIP" or the "General Partner"), a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch",) is the general partner of the Partnership, and Merrill Lynch Futures Inc. ("MLF"), also a Merrill Lynch affiliate, is its commodity broker. The General Partner has agreed to maintain a general partner's interest of at least 1% of the total capital in the Partnership. The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interest in it.

  The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The statement of financial condition as of December 31, 1995 has been derived from but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 1995. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

  MLIP selects independent advisors (the "Advisors" or the "Trading Advisors") to manage the Partnership's assets, and allocates and reallocates the Partnership's trading assets among existing, replacement and additional Advisors.

  MLIP also determines what percentage of the Partnership's total capital to allocate to trading from time to time, attempting to balance the desirability of reducing the opportunity costs of the Partnership's "principal protection" structure by allocating 100% (or more) of the Partnership's assets to trading against the necessity of preventing Merrill Lynch & Co., Inc. from ever being required to make any payments to the Partnership under the Merrill Lynch & Co., Inc. guarantee. (See Note 6.)

  Estimates
  ---------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition
  -------------------

  Commodity futures, options and forward contract transactions are recorded on the trade date and open contracts are reflected in the financial statements at the fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the financial statements.

  Operating Expenses
  ------------------

  MLIP pays for all routine operating expenses (including legal, accounting, printing, postage and similar administrative expenses) of the Partnership.

  Income Taxes
  ------------

  No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on their respective share of the Partnership's income and expenses as reported for income tax purposes.

  Distributions
  -------------

  The Unitholders are entitled to receive, equally per Unit, any distribution which may be made by the Partnership. No such distributions have been made as of March 31, 1996.

  Redemptions
  -----------

  A Limited Partner may require the Partnership to redeem some or all of such partner's Units of limited partnership interest at Net Asset Value as of the close of business on the last business day of any month upon ten calendar days' notice.

  Dissolution of the Partnership
  ------------------------------

  The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur, as well as under certain other circumstances as set forth in the Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

  All of the Partnership's assets are deposited with MLF. As a means of approximating the interest rate which would be earned by the partnership had 100% of its Net Assets on deposit with MLF been invested in 91-day Treasury bills, MLF pays the partnership interest on its account equity on deposit with MLF at a rate of 0.5% of 1% per annum below the prevailing 91-day Treasury bill rate. In the case of its trading in certain foreign futures contracts, the Fund deposits margin in foreign currency denominated instruments or cash and earns interest generally at a rate of 0.5 of 1% per annum below the prevailing short-term government interest rate in the country in question. Any additional economic benefit derived from possession of the Partnership's assets accrues to MLF or its affiliates.

  The Partnership pays brokerage commission to MLF a flat rate monthly brokerage fee equal to 0.833 of 1% (a 10% annual rate) of the Partnership's month-end net assets allocated to trading. The percentage was reduced to 0.75 of 1% (a 9% annual rate) with respect to Series II Units of the Partnership's month-end Net Assets, as defined, on January 1, 1994. Assets allocated to trading are not reduced, for purposes of calculating brokerage commissions, by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .729% (a 8.75% annual rate), and the Partnership began paying an administrative fee to the General Partner of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the quarters ended March 31, 1996 and 1995 was approximately $27.

  MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.

  The Partnership trades forward contracts through a Foreign Exchange Desk (the "F/X Desk") established by MLIP that contacts at least two counterparties, along with Merrill Lynch International Bank ("MLIB") for all of the Partnership's currency trades. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee equal (at current exchange rates) to approximately $5.00 to $12.50 on each purchase or sale of a futures contract equivalent face amount of a foreign currency. No service fees are charged on trades awarded to MLIB (which receives a "bid-ask" spread on such trades). MLIB is awarded trades only if its price (which includes no service fee) is equal to or better than the best price (including the service fee) offered by any of the other counterparties contacted.

  The F/X Desk trades on the basis of credit lines provided by a Merrill Lynch entity. The Partnership is not required to margin or otherwise guarantee its F/X Desk trading.

  Certain of the Partnership's currency trades are executed in the form of "exchange of futures for physical" ("EFP") transactions involving MLIB and MLF. In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market. In its EFP trading, the Partnership acquires cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Partnership's other F/X Desk trading. When the Partnership exchanges these positions for futures, there is a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity.

  The Partnership's F/X Desk service fee and EFP differential costs have, to date, totaled no more than 0.25 of 1% per annum of the Partnership's average month-end Net Assets.

3. AGREEMENTS

   The Partnership and the Advisors have each entered into Advisory Agreements. These Advisory Agreements generally terminate one year after they are entered into, subject to certain renewal rights exercisable by the Partnership. The Advisors determine the commodity futures and forward contract trades to be made on behalf of their respective Partnership accounts, subject to certain Partnership trading policies and to certain rights reserved for the General Partner.

   Profit shares, generally ranging from 15% to 25% of any New Trading Profit, as defined, recognized by each Advisor considered individually irrespective of the overall performance of the Partnership, as of the end of each calendar quarter are paid by the partnership to each Advisor. Such payments are also made in respect of Units redeemed as of the end of interim months during a calendar quarter, to the extent of the applicable percentage of any New Trading Profit attributable to such Units.

4. INCOME (LOSS) PER UNIT

   The profit and loss of the Sector II and Sector III units for the quarters ended March 31, 1996 and 1995 are as follows:

                                      Sector II                Sector III
                                ----------------------  ------------------------

                                  1996         1995         1996         1995
                                ---------   ----------  -----------   ----------
REVENUES:
Trading profits (loss):
  Realized                      $ (74,504)  $2,531,137  $  (832,642)  $4,959,480
  Change in unrealized           (103,238)   1,315,200     (932,879)   1,192,440
                                ---------   ----------  -----------   ----------

    Total trading results        (177,742)   3,846,337   (1,765,521)   6,151,920

Interest income                   223,233      351,001      382,656      656,960
                                ---------   ----------  -----------   ----------

    Total revenues                 45,491    4,197,338   (1,382,865)   6,808,880
                                ---------   ----------  -----------   ----------

EXPENSES:
Profit share expense                1,831      219,109        8,606    1,175,548
Brokerage commissions             443,923      575,894      859,513      649,530
Administrative expense             12,683            -       22,039            -
                                ---------   ----------  -----------   ----------

    Total expenses                458,437      795,003      890,158    1,825,078
                                ---------   ----------  -----------   ----------

NET  (LOSS) INCOME              $(412,946)  $3,402,335  $(2,273,023)  $4,983,802
                                =========   ==========  -----------   ----------

NET (LOSS) INCOME
PER UNIT:
  Weighted average number of
    units outstanding             160,639      237,607      281,601      413,241
                                =========   ==========  ===========   ==========

  Weighted average net
    income (loss) per unit         $(2.57)      $14.32       $(8.07)      $12.06
                                =========   ==========  ===========   ==========

5. WEIGHTED AVERAGE UNITS

   The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units outstanding at March 31, 1996 and 1995 equals the Units outstanding as of such date, adjusted proportionately for Units redeemed based on the respective length of time each was outstanding during the preceding period.

6. MERRILL LYNCH & CO., INC. GUARANTEE

   Merrill Lynch & Co., Inc. has guaranteed to the Partnership that it will have sufficient Net Assets with respect to Series II and Series III Units as of the Principal Assurance Date, as defined, that the Net Asset Value per Unit as of such Principal Assurance Date will equal, after adjustment for all liabilities to third parties, $100.12 and $100 per Unit, respectively.

7. FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the quarter ended March 31, 1996 was as follows:

                             1996
                         ------------

Financial Instruments    $  (795,410)
Stock indices                 33,064
Commodities                 (582,918)
Currencies                   391,050
Energy                      (355,225)
Metals                      (633,825)
                       -------------

                         $(1,943,263)
                       =============


  Market Risk
  -----------

  Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized gain or loss on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

  The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations.
  However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

  Fair Value
  ----------

  The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:



                         1996                                                     1995
- -------------------------------------------------------                ------------------------

               Commitment to             Commitment to        Commitment to         Commitment to
               Purchase (Futures,        Sell (Futures,       Purchase (Futures,    Sell (Futures,
               Options & Forwards)       Options & Forwards)  Options & Forwards   Options & Forwards)
               ---------------------     ------------------   ------------------   -------------------
Financial
  Instruments           $ 43,768,321       $250,836,544          $292,254,904            $ 77,509,306
Stock indices             10,332,735          2,952,109             9,378,960               2,754,169
Commodities               21,656,153          9,235,926            33,273,629              17,528,208
Currencies                48,171,777         84,618,400            40,905,041              91,007,028
Energy                     3,147,705            835,174             9,838,738               2,394,174
Metals                     9,173,453          7,113,720             6,194,568              14,595,594
                    ----------------   -------------------      -------------    --------------------

                        $136,250,144       $355,591,873          $391,845,840            $205,788,479
                    ================   ===================      =============    ====================


  Substantially all of the Partnership's derivative instruments outstanding as of March 31, 1996 expire within one year.

  The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of March 31, 1996 and December 31, 1995 was as follows:


                             1996                                              1995
         ---------------------------------------------------  --------------------------------------------

                  Commitment to            Commitment to          Commitment to       Commitment to
                Purchase (Futures,        Sell (Futures,       Purchase (Futures,     Sell (Futures,
                 Option & Forwards)      Options & Forwards)   Options & Forwards)   Options & Forwards)
                 ------------------     --------------------   ------------------    -------------------
Exchange
  traded             $ 86,970,506               $282,308,708        $349,493,443           $136,040,389
Non-Exchanged
  traded               49,279,638                 73,283,165          42,352,397             69,748,090
                 ------------------     --------------------   ------------------    -------------------
                     $136,250,144               $355,591,873        $391,845,840           $205,788,479
               ====================     ====================   ==================    ===================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the quarter ended March 31, 1996 and the year ended December 31, 1995 was as follows:


                         1996                                                     1995
- -------------------------------------------------------  ---------------------------------------------

               Commitment to             Commitment to         Commitment to       Commitment to
               Purchase (Futures,        Sell (Futures,      Purchase (Futures,    Sell (Futures,
               Options & Forwards)      Options & Forwards)  Options & Forwards)  Options & Forwards)
              ----------------------    ------------------   ------------------  ---------------------

Financial
  Instruments           $130,650,261       $229,837,571    $224,509,594            $ 40,878,254
Stock indices             12,192,277          2,706,654       6,305,821              16,376,164
Commodities               26,759,460         11,503,605      22,199,424              10,544,846
Currencies                84,819,937        124,725,168     123,591,622             119,192,407
Energy                     2,762,718          1,737,490       3,878,403               4,293,076
Metals                    14,390,347          7,435,896       9,417,938              19,517,640
              ----------------------    ------------------  -----------------   ---------------------
                        $271,575,000       $377,946,384    $389,902,802            $210,802,387
              ======================    ================== ==================   =====================

A portion of the amounts indicated as off-balance sheet risk reflects offsetting commitments to purchase and sell the same derivative instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

Credit Risk
- -----------

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The fair value amounts in the above tables represent the extent of the Partnership's market exposure in the particular class of derivative instrument listed, but not the credit risk associated with counterparty nonperformance.
The credit risk associated with these instruments from counterparty nonperformance is the net unrealized gain, if any, included in the Statements of Financial Condition. The Partnership also has credit risk because the sole counterparty or broker with respect to most of the Partnership's assets is MLF.

As of March 31, 1996 and December 31, 1995, $48,022,426 and $34,145,683 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:

                     March 31, 1996          December 31, 1995
                   Gross         Net        Gross         Net
                 Unrealized  Unrealized   Unrealized  Unrealized
                    Gain     Gain (Loss)     Gain     Gain (Loss)
                 ----------  -----------  ----------  -----------
Exchange
  traded         $2,094,423  $1,564,005   $4,187,956  $2,841,079
Non-Exchanged
  traded            441,625    (115,587)     449,710    (356,544)
               ------------ ------------ ----------- -------------
                 $2,536,048  $1,448,418   $4,637,666  $2,484,535
               ============ ============ =========== =============

The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Operational Overview; Advisor Selections
- ----------------------------------------
         Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of April 1, 1996, the Partnership's assets were allocated as follows:

                               SECTOR II UNITS:
                               ---------------
                                                             %
       TRADING ADVISOR                       SECTOR     ALLOCATION
       ---------------                       ------     ----------

       John W. Henry & Co., Inc.             Financial/
                                             Metals          25.86
       Hyman Beck & Company, Inc.            Diversified     27.30
       DNB Capital Management Ltd.           Interest Rates  17.06
       Trendstat Capital Management, Inc.    Currencies      18.48
       Range Wise, Inc.                      Agriculture     11.30
                                                             ------
                                                            100.00%


                               SECTOR III UNITS:
                               ----------------
                                                             %
       TRADING ADVISOR                       SECTOR     ALLOCATION
       ---------------                       ------     ----------
       John W. Henry & Co., Inc.             Financial/
                                             Metals          24.66
       ARA Portfolio Management Company      Diversified     14.24
       Range Wise, Inc.                      Agriculture     13.54
       Blenheim Investments, Inc.            Diversified     12.97
       Millburn Ridgefield Corporation       Financial/
                                             Metals          12.58
       ITF Management                        Diversified     11.70
       Rabar Market Research, Inc.           Diversified     10.31
                                                            ------
                                                            100.00%

         MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

Results of Operations - General
- -------------------------------
         MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

         Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than "whipsaw," "choppy" markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) different Advisors are affected differently by trends in general as well as by particular types of trends.

         The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Fund attempts to control the market risk inherent in its derivatives trading by utilizing a multi-advisor, multi-strategy structure.
This structure purposefully attempts to diversify the Fund's Advisor group among different strategy types and market sectors in an effort to reduce risk (although the Fund's portfolio currently emphasizes technical and trend-following approaches).

Performance Summary
- -------------------
                                SECTOR II UNITS:
                                ---------------

         During the first quarter of 1995, the Fund's average month-end Net Assets equalled $26,413,074, and the Fund recognized gross trading gains of $3,846,337 or 14.56% of such average month-end Net Assets. Brokerage commissions of $575,894 or 2.18% and Profit Shares of $219,109 or .83% of average month-end Net Assets were paid. Interest income of $351,002 or 1.33% of average month-end Net Assets resulted in a net gain of $3,402,335 or 12.88% of average month-end Net Assets, which resulted in a 13.34% increase in the Net Asset Value per Unit since December 31, 1994.

         During the first quarter of 1996, the Fund's average month-end Net Assets equalled $19,977,627, and the Fund recognized gross trading loss of $(177,742) or 0.89% of such average month-end Net Assets. Brokerage commissions of $443,923 or 2.22% and Profit Shares of $1,831 or .01% of average month-end Net Assets were paid. Interest income of $223,233 or 1.12% of average month-end Net Assets resulted in net loss of $(412,946) or (2.07)% of average month-end Net Assets which resulted in a 2.16% decrease in the Net Asset Value of the Fund per Unit since December 31, 1995.

         During the first quarter of 1996 and 1995, the Fund experienced 3 profitable months and 3 unprofitable months.

 MONTH-END NET ASSET VALUE PER SECTOR II UNIT

               Jan.        Feb.        Mar.

1995           $108.34     $115.58     $124.97
1996           $129.65     $123.52     $122.45


                               SECTOR III UNITS:
                               ----------------

         During the first quarter of 1995, the Fund's average month-end Net Assets equalled $48,936,341, and the Fund recognized gross trading gains of $6,151,920 or 12.57% of such average month-end Net Assets. Brokerage commissions of $1,175,548 or 2.40% and Profit Shares of $649,530 or 1.33% of average month-end Net Assets were paid. Interest income of $656,960 or 1.34% of average month-end Net Assets resulted in net income of $4,983,802 or 10.18% of average month-end Net Assets, which resulted in a 10.49% increase in the Net Asset Value per Unit since December 31, 1994.

         During the first quarter of 1996, the Fund's average month-end Net Assets equalled $35,635,244, and the Fund recognized gross trading losses of $1,765,521 or (4.95)% of such average month-end Net Assets. Brokerage commissions of $859,513 or 2.41% and Profit Shares of $8,606 or .02% of average month-end Net Assets were paid. Interest income of $382,656 or 1.07% of average month-end Net Assets resulted in net loss of $(2,273,023) or (6.38)% of average month-end Net Assets which resulted in a (6.38)% decrease in the overall Net Asset Value per Unit since December 31, 1995.

         During the first quarter of 1996 and 1995, the Fund experienced 3 profitable months and 3 unprofitable months.


MONTH-END NET ASSET VALUE PER SECTOR III UNIT

               Jan.         Feb.        Mar.

1995            $114.71     $122.70     $129.65
1996            $132.39     $120.96     $120.08

Importance of Market Factors
- ----------------------------
         Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group emphasizes technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day). Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions. Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations in selecting Advisors and allocating and reallocating Fund assets among them.

         Because managed futures advisors' strategies are proprietary and confidential and market movements unpredictable, selecting advisors to implement speculative trading strategies involves considerable uncertainty. Furthermore, the concentration of the Fund's current Advisor portfolio, both in terms of the number of managers retained and the common emphasis of their strategies on technical and trend-following methods, increases the risk that unexpectedly bad performance, turbulent market conditions or a combination of the two will result in significant losses.

MLIP's Advisor Selections
- -------------------------

         MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Liquidity
- ---------

         Most of the Partnership's assets are held as cash which, in turn, is used to margin its futures positions and earn interest income and is withdrawn, as necessary, to pay redemptions and fees.

     The futures contracts in which the Partnership trades may become illiquid under certain market conditions. Commodity exchanges limit fluctuations in futures prices during a single day by regulations referred to as "daily limits." During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures contracts have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures (including its options) positions. There are no limitations on the daily price moves in trading foreign currency forward contracts through banks, although illiquidity may develop in the forward markets due to large spreads between "bid" and "ask" prices quoted. (Forward contracts are the bank version of currency futures contracts and are not traded on exchanges.)

Capital Resources
- -----------------

         The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees.

         Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a materially favorable or adverse impact on the Fund's performance.

         Changes in the level of prevailing interest rates (a factor generally associated with inflation) could have a material effect on the percentage of the total capital attributable to various series of Units which is committed to trading, as interest rates affect the calculation of the discounted minimum Net Asset Value per Unit which Merrill Lynch & Co., Inc. has guaranteed to investors.

                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
              --------

         There are no exhibits required to be filed as part of this document.

         (b)  Reports on Form 8-K
              -------------------

         There were no reports on Form 8-K filed during the first quarter of fiscal 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            THE SECTOR STRATEGY FUND/SM/ II L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: May 13, 1996          By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1996         By /s/JAMES M. BERNARD
                               -------------------
                              James M. Bernard
                              Chief Financial Officer
                              Treasurer and Senior Vice President