Form 10-Q
period 1996-06-30
SECTOR STRATEGY FUND II LP
filed 1996-08-13
CIK 867247

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                               --------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-18944

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                    --------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

           Delaware                                  13-3584544
- -------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No_____
                                              -----

                       This document contains 13 pages.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                           June 30,          December 31,
                                                             1996                1995
                                                             ----                ----
ASSETS
- ------
Accrued interest                                           $   171,968       $   244,493
Equity in commodity futures trading accounts:
  Cash and option premiums                                  44,708,909        58,223,935
  Net unrealized gain on open contracts                      1,092,366         2,484,535
                                                        --------------     -------------

          TOTAL                                            $45,973,243       $60,952,963
                                                        ==============     =============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
LIABILITIES:
  Administration payable (Note 2)                          $     9,576       $      -
  Redemptions payable                                        1,861,111         2,747,867
  Brokerage commissions payable (Note 2)                       359,939           478,555
  Profit shares payable                                         24,603           133,285
                                                        --------------     -------------

     Total Liabilities                                       2,255,229         3,359,707
                                                        --------------     -------------

PARTNERS' CAPITAL:
  General Partner:
   2,145 and 2,145 SECTOR  II units outstanding                261,046           268,488
   3,905 and 3,905 SECTOR III units outstanding                482,358           500,814
  Limited Partners:
   124,023 and 162,396 SECTOR II units outstanding          15,091,368        20,324,051
   225,712 and 284,576 SECTOR III units outstanding         27,883,242        36,499,903
                                                        --------------     -------------

     Total partners' capital                                43,718,014        57,593,256
                                                        --------------     -------------

          TOTAL                                            $45,973,243       $60,952,963
                                                        ==============     =============

NET ASSET VALUE PER UNIT
  SECTOR II UNITS
    (Based on 126,168 and 164,541 Units outstanding)           $121.68           $125.15
                                                               =======           =======

  SECTOR III UNITS
    (Based on 229,617 and 288,481 Units outstanding)           $123.53           $128.26
                                                               =======           =======

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                For the three          For the three          For the six          For the six
                                                months ended           months ended           months ended         months ended
                                                  June 30,               June 30,               June 30,             June 30,
                                                    1996                   1995                  1996                 1995
                                                -------------          --------------        ------------         ------------
REVENUES:
  Trading profits (loss):
     Realized                                     $1,919,644             $ 6,305,793          $ 1,012,498         $13,796,410
     Change in unrealized                           (356,052)             (6,553,848)          (1,392,169)         (4,046,208)
                                                -------------          --------------       --------------      --------------

       Total trading results                       1,563,592                (248,055)            (379,671)          9,750,202
                                                -------------          --------------       --------------      --------------

  Interest income                                    551,356                 977,868            1,157,245           1,985,829
                                                -------------          --------------       --------------      --------------

       Total revenues                              2,114,948                 729,813              777,574          11,736,031
                                                -------------          --------------       --------------      --------------

EXPENSES:
  Profit shares                                       24,604                 288,845               35,041           1,157,484
  Brokerage commissions (Note 2)                   1,165,324               1,789,960            2,468,760           3,541,402
  Administrative expense (Note 2)                     31,032                    -                  65,754                -
                                                -------------          --------------       --------------      --------------

       Total expenses                              1,220,960               2,078,805            2,569,555           4,698,886
                                                -------------          --------------       --------------      --------------

NET INCOME (LOSS):                                $  893,988             $(1,348,992)          (1,791,981)        $ 7,037,145
                                                =============          ==============       ==============      ==============

NET INCOME (LOSS) PER UNIT
  Weighted average number of units
    outstanding                                      397,223                 588,045              419,732             619,446
                                                =============          ==============       ==============      ==============

  Weighted average net income (loss)
    per unit                                           $2.25                  $(2.29)              $(4.27)             $11.36
                                                       ======                 =======              =======             =======

See notes to financial statements.

                         THE SECTOR STRATEGY FUND/SM/ II L.P.
                       ----------------------------------------
                           (a Delaware limited partnership)
                            ------------------------------

                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      ------------------------------------------
                   For the six months ended June 30, 1996 and 1995
                   -----------------------------------------------

                         SECTOR II         SECTOR III                 Limited Partners
                                                                      ----------------
                           Units             Units             SECTOR II          SECTOR III
                           -----             -----             ---------          ----------
PARTNERS' CAPITAL,
 DECEMBER 31, 1994         245,400          423,752            $26,691,989        $49,057,046

Redemptions                (48,589)         (62,917)            (5,947,737)        (7,815,776)

Net income                       -                -              4,437,124          2,500,938
                        -----------       ----------          -------------     --------------

PARTNERS' CAPITAL,
 JUNE 30, 1995             196,811          360,835            $25,181,376        $43,742,208
                        ===========       ==========          =============     ==============

PARTNERS' CAPITAL,
 DECEMBER 31, 1995         164,541          288,481            $20,324,051        $36,499,903

Redemptions                (38,373)         (58,864)            (4,754,209)        (7,329,052)

Net loss                      -                -                  (478,474)        (1,287,609)
                        -----------       ----------          -------------     --------------

PARTNERS' CAPITAL,
 JUNE 30, 1996             126,168          229,617            $15,091,368        $27,883,242
                        ===========       ==========          =============     ==============
                                       General Partner
                                       ---------------
                              SECTOR II          SECTOR III           Total
                              ---------          ----------           -----
PARTNERS' CAPITAL,
 DECEMBER 31, 1994             $366,106            $668,412       $ 76,783,553

Redemptions                           -                   -        (13,763,513)

Net income                       66,006              33,077          7,037,145
                              ----------          ----------     --------------

PARTNERS' CAPITAL,
 JUNE 30, 1995                 $432,112            $701,489       $ 70,057,185
                              ==========          ==========     ==============

PARTNERS' CAPITAL,
 DECEMBER 31, 1995             $268,488            $500,814       $ 57,593,256

Redemptions                           -                   -        (12,083,261)

Net loss                         (7,442)            (18,456)        (1,791,981)
                              ----------          ----------     --------------

PARTNERS' CAPITAL,
 JUNE 30, 1996                 $261,046            $482,358       $ 43,718,014
                              ==========          ==========     ==============

See notes to financial statements.

THE SECTOR STRATEGY FUND(SM) II L.P.
(A Delaware Limited Partnership)
 ------------------------------

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) II L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").



2.   RELATED PARTY TRANSACTIONS

     The Partnership pays brokerage commission to MLF a flat rate monthly brokerage fee equal to 0.833 of 1% (a 10% annual rate) of the Partnership's month-end net assets allocated to trading. The percentage was reduced to
     0.75 of 1% (a 9% annual rate) with respect to Series II Units of the Partnership's month-end Net Assets, as defined, on January 1, 1994. Assets allocated to trading are not reduced, for purposes of calculating brokerage commissions, by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .729% (a 8.75% annual rate), and the Partnership began paying an administrative fee to the General Partner of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the six months ended June 30, 1996 and 1995 was approximately $61 and $27.

     MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.

3.   INCOME (LOSS) PER UNIT

     The profit and loss of the Sector II and Sector III units for the three and six months ended June 30, 1996 and 1995 are as follows:



                                                        Three Months
                              -----------------------------------------------------------------
                                            1996                              1995
                              -------------------------------  --------------------------------

                                 Sector II      Sector III       Sector II        Sector III
                              --------------   --------------  --------------   ---------------
REVENUES:
Trading (loss) profits:
  Realized                       $(17,350)      $1,936,994       $4,145,010       $ 2,160,783
  Change in unrealized            162,600         (518,652)      (2,610,148)       (3,943,700)
                              --------------   --------------  --------------   ---------------

    Total trading results         145,250        1,418,342        1,534,862        (1,782,917)

Interest income                   202,696          348,660          341,161           636,707
                              --------------   --------------  --------------   ---------------

Total revenues                    347,946        1,767,002        1,876,023        (1,146,210)
                              --------------   --------------  --------------   ---------------

EXPENSES:
Profit shares                      16,764            7,840          174,725           114,119
Brokerage commissions             392,925          772,399          600,503         1,189,458
Administrative expense             11,227           19,805           -                 -
                              --------------   --------------  --------------   ---------------

Total expenses                    420,916          800,044          775,228         1,303,577
                              --------------   --------------  --------------   ---------------

NET (LOSS) INCOME                $(72,970)      $  966,958       $1,100,795       $(2,449,787)
                              ==============   =============   ==============   ===============

NET (LOSS) INCOME PER UNIT:
Weighted average number
    of units outstanding          144,447          252,776          208,099           379,946
                              ==============   =============   ==============   ===============
Weighted average net
    (loss) income per unit          $(.51)           $3.83            $5.29            $(6.45)
                              ==============   =============   ==============   ===============

                                                        Six Months
                              -----------------------------------------------------------------
                                            1996                              1995
                              -------------------------------  --------------------------------

                                 Sector II      Sector III       Sector II        Sector III
                              ---------------  -------------   --------------  ----------------
REVENUES:
Trading (loss) profits:
  Realized                      $ (91,854)      $1,104,352       $6,676,147        $7,120,263
  Change in unrealized             59,362       (1,451,531)      (1,294,948)       (2,751,260)
                              --------------   --------------  --------------   ---------------

  Total trading results           (32,492)        (347,179)       5,381,199         4,369,003

Interest income                   425,929          731,316          692,162         1,293,667
                              --------------   --------------  --------------   ---------------

Total revenues                    393,437          384,137        6,073,361         5,662,670
                              --------------   --------------  --------------   ---------------

EXPENSES:
Profit shares                      18,595           16,446          393,834           763,650
Brokerage commissions             836,848        1,631,912        1,176,396         2,365,006
Administrative expense             23,910           41,844           -                 -
                              --------------   -------------   --------------   ---------------

Total expenses                    879,353        1,690,202        1,570,230         3,128,656
                              --------------   -------------   --------------   ---------------

NET (LOSS) INCOME               $(485,916)     $(1,306,065)      $4,503,131        $2,534,014
                              ==============   =============   ==============   ===============


NET (LOSS) INCOME PER UNIT:
Weighted average number
    of units outstanding          152,543          267,189          222,853           396,593
                              ==============   =============   ==============   ===============

Weighted average net
    (loss) income per unit         $(3.19)          $(4.89)          $20.21             $6.39
                              ==============   =============   ==============   ===============

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the six months ended June 30, 1996 was as follows:

                                     1996
                                     ----
     Interest Rates              $(1,756,913)
     Stock indices                  (409,660)
     Commodities                     491,174
     Currencies (Include F/X)      1,913,991
     Energy                         (318,292)
     Metals                         (299,971)
                                --------------

                                 $  (379,671)
                                ==============

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

     The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration - both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                 1996                                            1995
              -----------------------------------------        ------------------------------------------

                Commitment to          Commitment to             Commitment to          Commitment to
               Purchase (Futures,      Sell (Futures,          Purchase (Futures,       Sell (Futures,
              Options & Forwards)    Options & Forwards)       Options & Forwards)    Options & Forwards)
              -------------------    -------------------       -------------------    -------------------
     Interest rates $100,570,855          $  71,982,462              $292,254,904            $77,509,306
     Stock indices    11,472,898              6,315,045                 9,378,960              2,754,169
     Commodities      17,361,914              8,261,755                33,273,629             17,528,208
     Currencies       70,583,396             81,613,456                40,905,041             91,007,028
     Energy              637,390                -                       9,838,738              2,394,174
     Metals            7,097,959             22,199,023                 6,194,568             14,595,594
              -------------------    -------------------       -------------------    -------------------

                    $207,724,412           $190,371,741              $391,845,840           $205,788,479
              ===================    ===================       ===================    ===================

     Substantially all of the Partnership's derivative instruments outstanding as of June 30, 1996 expire within one year.

     The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of June 30, 1996 and December 31, 1995 was as follows:

                                       1996                                             1995
                       ------------------------------------------       -------------------------------------------

                         Commitment to           Commitment to              Commitment to          Commitment to
                        Purchase (Futures,      Sell (Futures,            Purchase (Futures,      Sell (Futures,
                       Options & Forwards)    Options & Forwards)       Options & Forwards)     Options & Forwards)
                       -------------------    -------------------       -------------------    -------------------
     Exchange
      traded                $136,777,105          $105,136,830              $349,493,443           $136,040,389
     Non-Exchange
      traded                  70,947,307            85,234,911                42,352,397             69,748,090
                       ------------------     -----------------         -----------------      -----------------

                            $207,724,412          $190,371,741             $391,845,840            $205,788,479
                       ==================     =================         =================      =================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1996 and the year ended December 31, 1995 was as follows:

                                             1996                                           1995
                    ------------------------------------------      -------------------------------------------

                       Commitment to          Commitment to            Commitment to           Commitment to
                     Purchase (Futures,      Sell (Futures,          Purchase (Futures,        Sell (Futures,
                    Options & Forwards)    Options & Forwards)      Options & Forwards)     Options & Forwards)
                    --------------------   -------------------      -------------------     -------------------
Interest rates          $107,575,286          $164,183,252             $224,509,594              $ 40,878,254
Stock indices             12,431,019             6,013,718                6,305,821                16,376,164
Commodities               22,746,675             9,743,469               22,199,424                10,544,846
Currencies                95,533,140           131,714,864              123,591,622               119,192,407
Energy                     2,186,412             1,912,873                3,878,403                 4,293,076
Metals                    12,895,998            13,822,013                9,417,938                19,517,640
                  -------------------    ------------------        -----------------        ------------------

                        $253,368,530          $327,390,189             $389,902,802              $210,802,387
                  ===================    ==================        =================        ==================

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

As of June 30, 1996 and December 31, 1995, $35,553,061 and $34,145,683 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                   June 30, 1996                                December 31, 1995
                            Gross                   Net                   Gross                     Net
                          Unrealized            Unrealized              Unrealized              Unrealized
                             Gain               Gain (Loss)                Gain                 Gain (Loss)
                          ----------            -----------             ----------              -----------
Exchange
  traded                    $1,416,912            $  830,016              $4,187,956              $2,841,079
Non-Exchange
  traded                     1,480,712               262,350                 449,710                (356,544)
                    -------------------      ----------------       -----------------      ------------------
                            $2,897,624            $1,092,366              $4,637,666              $2,484,535
                    ===================      ================       =================      ==================

The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

          As of July 1, 1996, the Partnership's assets were allocated as follows:

                               SECTOR II UNITS:
                               ---------------

                                                                                          %
        TRADING ADVISOR                                      SECTOR                  ALLOCATION
        ---------------                                      ------                  ----------
        John W. Henry & Co., Inc.                           Financial/
                                                            Metals                      24.48
        Hyman Beck & Company, Inc.                          Diversified                 33.32
        Dominion Capital Management Inc.                    Diversified                 13.80
        Trendstat Capital Management, Inc.                  Currencies                  17.88
        Range Wise, Inc.                                    Agriculture                 10.52
                                                                                      -------
                                                                                       100.00%

                               SECTOR III UNITS:
                               ----------------

                                                                                          %
        TRADING ADVISOR                                      SECTOR                  ALLOCATION
        ---------------                                      ------                  ----------
        John W. Henry & Co., Inc.                           Financial/
                                                            Metals                      23.99
        Graham Capital Management, L.P.                     Diversified                 18.35
        Range Wise, Inc.                                    Agriculture                 11.18
        Sunrise Capital Management                          Diversified                  9.66
        Millburn Ridgefield Corporation                     Financial/
                                                            Metals                      11.89
        ITF Management                                      Diversified                 11.96
        Rabar Market Research, Inc.                         Diversified                 12.97
                                                                                      -------
                                                                                       100.00%

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

Performance Summary
- -------------------

                               SECTOR II UNITS:
                               ---------------

          During the first six months of 1995, the Fund's average month-end Net Assets equalled $26,381,270, and the Fund recognized gross trading gains of $5,381,198 or 20.40% of such average month-end Net Assets. Brokerage commissions of $1,176,396 or 4.46% and Profit Shares of $393,834 or 1.49% of average month-end Net Assets were paid. Interest income of $692,161 or 2.62% of average month-end Net Assets resulted in a net gain of $4,503,130 or 17.07% of average month-end Net Assets, which resulted in a 18.03% increase in the Net Asset Value per Unit since December 31, 1994.

          During the first six months of 1996, the Fund's average month-end Net Assets equalled $18,610,682, and the Fund recognized gross trading loss of $32,493 or .17% of such average month-end Net Assets. Brokerage commissions of $836,848 or 4.50%, Administrative expenses of $23,910 or .13% and Profit Shares of $18,595 or .10% of average month-end Net Assets were paid. Interest income of $425,929 or 2.29% of average month-end Net Assets resulted in net loss of $485,916 or 2.61% of average month-end Net Assets which resulted in a 2.77% decrease in the Net Asset Value of the Fund per Unit since December 31, 1995.

          During the first six months of 1996 and 1995, the Fund experienced 6 profitable months and 6 unprofitable months.

                 MONTH-END NET ASSET VALUE PER SECTOR II UNIT
        --------------------------------------------------------------
                 Jan.     Feb.     Mar.     April    May      June
        --------------------------------------------------------------
         1995    $108.34  $115.58  $124.97  $127.02  $131.03  $130.14
        --------------------------------------------------------------
         1996    $129.65  $123.52  $122.45  $124.82  $123.17  $121.68
        --------------------------------------------------------------

                               SECTOR III UNITS:
                               ----------------

          During the first six months of 1995, the Fund's average month-end Net Assets equalled $48,330,604, and the Fund recognized gross trading gains of $4,369,004 or 9.04% of such average month-end Net Assets. Brokerage commissions of $2,365,006 or 4.89% and Profit Shares of $763,650 or 1.58% of average month-end Net Assets were paid. Interest income of $1,293,668 or 2.68% of average month-end Net Assets resulted in net gain of $2,534,015 or 5.24% of average month-end Net Assets, which resulted in a 4.97% increase in the Net Asset Value per Unit since December 31, 1994.

          During the first six months of 1996, the Fund's average month-end Net Assets equalled $32,854,238, and the Fund recognized gross trading losses of $347,178 or 1.06% of such average month-end Net Assets. Brokerage commissions of $1,631,912 or 4.97%, Administrative expenses of $41,844 or .13% and Profit Shares of $16,446 or .05% of average month-end Net Assets were paid. Interest income of $731,316 or 2.23% of average month-end Net Assets resulted in net loss of $1,306,065 or 3.98% of average month-end Net Assets which resulted in a 3.69% decrease in the overall Net Asset Value per Unit since December 31, 1995.

          During the first six months of 1996 and 1995, the Fund experienced 4 profitable months and 8 unprofitable months.

                 MONTH-END NET ASSET VALUE PER SECTOR III UNIT
        --------------------------------------------------------------
                 Jan.     Feb.     Mar.     April    May      June
        --------------------------------------------------------------
         1995    $114.71  $122.70  $129.65  $128.97  $125.75  $123.17
        --------------------------------------------------------------
         1996    $132.39  $120.96  $120.08  $127.41  $124.26  $123.53
        --------------------------------------------------------------

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

          There were no reports on Form 8-K filed during the first six months of fiscal 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE SECTOR STRATEGY FUND(SM) II L.P.



                                   By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)



Date: August 9, 1996               By /s/JOHN R. FRAWLEY, JR.
                                      -----------------------
                                      John R. Frawley, Jr.
                                      President, Chief Executive Officer
                                      and Director



Date: August 9, 1996               By /s/JAMES M. BERNARD
                                      -------------------
                                      James M. Bernard
                                      Chief Financial Officer
                                      Treasurer and Senior Vice President