Form 10-Q
period 1996-09-30
SECTOR STRATEGY FUND II LP
filed 1996-11-13
CIK 867247

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -----------
Commission File Number 0-18944

                      THE SECTOR STRATEGY FUND II L.P.
               ----------------------------------------------------
                       (Exact Name of Registrant as
                         specified in its charter)

            Delaware                                13-3584544
-------------------------------          ---------------------------------
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
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 Yes  X   No
                                                             ----    ----

                       This document contains 13 pages.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       THE SECTOR STRATEGY FUND II L.P.
                      -----------------------------------
                       (a Delaware limited partnership)

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------
                                                                                   September 30,           December 31,
                                                                                        1996                    1995
                                                                                        ----                    ----
ASSETS
------
Accrued interest                                                                        $152,249         $     244,493
Equity in commodity futures trading accounts:
    Cash and option premiums                                                          40,017,405            58,223,935
    Net unrealized gain on open contracts                                              2,951,188             2,484,535
                                                                              ------------------    ------------------

                TOTAL                                                                $43,120,842           $60,952,963
                                                                              ==================    ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Administration payable (Note 2)                                               $        8,982       $             -
    Redemptions payable                                                                1,316,106             2,747,867
    Brokerage commissions payable (Note 2)                                               337,633               478,555
    Profit shares payable                                                                 52,084               133,285
                                                                              ------------------    ------------------

            Total liabilities                                                          1,714,805             3,359,707
                                                                              ------------------    ------------------

PARTNERS' CAPITAL:
    General Partner:
         2,145 and 2,145 SECTOR II units outstanding                                     273,015               268,488
         3,905 and 3,905 SECTOR III units outstanding                                    492,572               500,814
    Limited Partners:
       112,612 and 162,396 SECTOR II units outstanding                                14,364,797            20,324,051
       208,288 and 284,576 SECTOR III units outstanding                               26,275,653            36,499,903
                                                                              ------------------    ------------------

            Total partners' capital                                                   41,406,037            57,593,256
                                                                              ------------------    ------------------

                TOTAL                                                                $43,120,842           $60,952,963
                                                                              ==================    ==================

NET ASSET VALUE PER UNIT
     SECTOR II UNITS
         (Based on 114,757 and 164,541 Units outstanding)                                $127.55               $125.15
                                                                                         =======               =======

     SECTOR III UNITS
         (Based on 212,193 and 288,481 Units outstanding)                                $126.15               $128.26
                                                                                         =======               =======

See notes to financial statements.

                                       THE SECTOR STRATEGY FUNDSM II L.P.
                                 ---------------------------------------------
                                       (a Delaware limited partnership)
                                        ------------------------------

                                           STATEMENTS OF OPERATIONS
                                           ------------------------

                                                     For the three     For the three     For the nine        For the nine
                                                     months ended      months ended      months ended        months ended
                                                     September 30,     September 30,      September 30,      September 30,
                                                         1996              1995              1996                1995
                                                     ------------      ------------      -------------       ------------

REVENUES:
    Trading profits (loss):

        Realized                                           $49,467         $(1,686,140)        $1,061,965         $12,102,390
        Change in unrealized                             1,858,822            (183,851)           466,653          (4,221,824)
                                                   ---------------    -----------------    ---------------   -----------------

            Total trading results                        1,908,289          (1,869,991)         1,528,618           7,880,566
                                                   ---------------    -----------------    ---------------   -----------------

    Interest income                                        482,880             849,721          1,640,125           2,835,195
                                                   ---------------    -----------------    ---------------   -----------------

            Total revenues                               2,391,169          (1,020,270)         3,168,743          10,715,761
                                                   ---------------    -----------------    ---------------   -----------------

EXPENSES:

    Profit shares                                           52,084              28,325             87,125           1,185,809
    Brokerage commissions (Note 2)                       1,016,929           1,520,465          3,485,689           5,061,868
    Administrative expense (Note 2)                         27,066            -                     92,820           -
                                                   ---------------    -----------------    ---------------   -----------------

            Total expenses                               1,096,079           1,548,790          3,665,634           6,247,677
                                                   ---------------    -----------------    ---------------   -----------------

NET INCOME (LOSS):                                      $1,295,090         $(2,569,060)         $(496,891)         $4,468,084
                                                   ===============    =================    ===============   =================

NET INCOME (LOSS) PER UNIT
    Weighted average number of units
        outstanding                                        346,469              544,158            395,311            594,351
                                                          ========             ========           ========            =======

    Weighted average net income (loss)
        per Limited Partner unit
        and General Partner unit                             $3.74              $(4.72)             $(1.26)             $7.52
                                                             =====              =======            =======              =====

See notes to financial statements.

                      THE SECTOR STRATEGY FUNDSM II L.P.
                   ----------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1996 and 1995
             -----------------------------------------------------

                                     SECTOR II         SECTOR III                   Limited Partners
                                                                                    ----------------
                                       Units              Units             SECTOR II             SECTOR III
                                       -----              -----             ---------             ----------
DECEMBER 31, 1994                      245,400            423,752           $26,691,989           $ 49,057,046

Redemptions                            (61,437)           (96,137)           (7,568,958)           (11,764,387)

Net income                                -                  -                3,421,667                989,209
                                   ------------       -------------      ---------------         ----------------
PARTNERS' CAPITAL,
 SEPTEMBER 30, 1995                    183,963             327,615          $22,544,698             $ 38,281,868
                                   ============       =============      ===============         ================
PARTNERS' CAPITAL,
  DECEMBER 31, 1995                    164,541             288,481          $20,324,051              $36,499,903

Redemptions                            (49,784)            (76,288)          (6,185,763)              (9,503,936)

Net loss                                  -                   -                 226,509                 (720,314)
                                   ------------       -------------      ---------------         ----------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1996                   114,757             212,193          $14,364,797              $26,275,653
                                   ============       =============      ===============         ================


                                                         General Partner
                                                         ---------------
                                                  SECTOR II           SECTOR III             Total
                                                  ---------           ----------             -----
DECEMBER 31, 1994                                 $366,106            $668,412            $ 76,783,553

Redemptions                                           -                    -               (19,333,345)

Net income                                          48,278               8,930               4,468,084
                                                -----------          ----------         ---------------
PARTNERS' CAPITAL,
 SEPTEMBER 30, 1995                               $414,384            $677,342            $ 61,918,292
                                                ===========          ==========         ===============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                               $268,488            $500,814            $ 57,593,256

Redemptions                                           (629)              -                 (15,690,328)

Net loss                                             5,156              (8,242)               (496,891)
                                               ------------      --------------           -------------

PARTNERS' CAPITAL,                                $273,015            $492,572           $  41,406,037
  SEPTEMBER 30, 1996                           ============      ==============          ==============

See notes to financial statements.

THE SECTOR STRATEGY FUND/(SM)/ II L.P.
(A Delaware Limited Partnership)
 ------------------------------

NOTES OF FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy FundSM II L.P. (the "Partnership") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   RELATED PARTY TRANSACTIONS

     The Partnership pays brokerage commission to MLF a flat rate monthly brokerage fee equal to 0.833 of 1% (a 10% annual rate) of the Partnership's month-end net assets allocated to trading. The percentage was reduced to
     0.75 of 1% (a 9% annual rate) with respect to Series II Units of the Partnership's month-end Net Assets, as defined, on January 1, 1994. Assets allocated to trading are not reduced, for purposes of calculating brokerage commissions, by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .729% (a 8.75% annual rate), and the Partnership began paying an administrative fee to the General Partner of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the nine months ended September 30, 1996 and 1995 was approximately $63 and $27.

     MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.

3.   INCOME (LOSS) PER UNIT

     The profit and loss of the Sector II and Sector III units for the three and nine months ended September 30, 1996 and 1995 are as follows:

                                             1996                             1995
                                -------------------------------   ------------------------------

                                  Sector II       Sector III       Sector II       Sector III
                                ---------------  --------------  --------------- ---------------
  REVENUES:
  Trading (loss) profits:
    Realized                        $260,695      $(211,228)     $ (498,382)      $(1,187,758)
    Change in unrealized             667,263      1,191,559        (281,017)           97,166
                                ---------------- --------------- --------------- ----------------

      Total trading results          927,958        980,331        (779,399)       (1,090,592)

  Interest income                    172,817        310,063         313,086           536,635
                                ---------------- --------------- --------------- ----------------

  Total revenues                   1,100,775      1,290,394        (466,313)         (553,957)
                                ---------------- --------------- --------------- ----------------

  EXPENSES:
  Profit shares                       35,307         16,777          21,738             6,587
  Brokerage commissions              338,223        678,706         545,133           975,332
  Administrative expense               9,664         17,402              -               -
                                ---------------- --------------- --------------- ----------------

  Total expenses                     383,194        712,885         566,871           981,919
                                ---------------- --------------- --------------- ----------------

  NET (LOSS) INCOME                 $717,581       $577,509     $(1,033,184)      $(1,535,876)
                                ================ =============== =============== ================

  NET (LOSS) INCOME PER UNIT:
  Weighted average number
      of  units outstanding          122,136        224,333         192,828           351,330
                                ================ =============== =============== ================

  Weighted average net
      income (loss) per Limited
      Partner unit and General
      Partner unit                     $5.88          $2.57          $(5.36)           $(4.37)
                                ================ =============== =============== ================

                                              1996                            1995
                                 -------------------------------  ------------------------------

                                  Sector II       Sector III       Sector II       Sector III
                                 ---------------------------------------------------------------
  REVENUES:
  Trading (loss) profits:
    Realized                        $168,841       $893,124        $6,177,765     $5,924,625
    Change in unrealized             726,625       (259,972)       (1,575,966)    (2,645,858)
                                 -------------- --------------- ---------------- ---------------

      Total trading results          895,466        633,152         4,601,799      3,278,767

  Interest income                    598,746      1,041,379         1,005,248      1,829,947
                                 -------------- --------------- ---------------- ---------------

  Total revenues                   1,494,212      1,674,531         5,607,047      5,108,714
                                 -------------- --------------- ---------------- ---------------

  EXPENSES:
  Profit shares                       53,902         33,223           415,572        770,237
  Brokerage commissions            1,175,071      2,310,618         1,721,530      3,340,338
  Administrative expense              33,574         59,246           -               -
                                 -------------- --------------- ---------------- ---------------

  Total expenses                   1,262,547      2,403,087         2,137,102      4,110,575
                                 -------------- --------------- ---------------- ---------------

  NET (LOSS) INCOME              $   231,665      $(728,556)       $3,469,945       $998,139
                                 ============== =============== ================ ===============

  NET (LOSS) INCOME PER UNIT:
  Weighted average number
      of  units outstanding          142,407        252,904           212,845        381,506
                                 ============== =============== ================ ===============

  Weighted average net
      income (loss) per Limited
      Partner unit and General
      Partner unit                     $1.63         $(2.88)           $16.30          $2.62
                                 ============== =============== ================ ===============

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the nine months ended September 30, 1996 was as follows:

                                                           1996
                                                           ----
       Interest Rates                                      $520,674
       Stock indices                                       (683,099)
       Commodities                                        1,315,314
       Currencies (Include F/X)                             691,500
       Energy                                              (113,337)
       Metals                                              (202,434)
                                                     -----------------

                                                         $1,528,618
                                                     =================

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

     The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration C both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:


                                        1996                                              1995
                       ----------------------------------------      -----------------------------------------------
                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------
       Interest rates    $153,104,403           $9,720,191                 $292,254,904                $77,509,306
       Stock indices        6,567,460            3,017,806                    9,378,960                  2,754,169
       Commodities         13,921,196           14,431,556                   33,273,629                 17,528,208
       Currencies          67,655,702           84,921,590                   40,905,041                 91,007,028
       Energy               1,747,378            1,231,773                    9,838,738                  2,394,174
       Metals              11,758,649           33,282,448                    6,194,568                 14,595,594
                     -----------------    -----------------         --------------------        -------------------
                         $254,754,788         $146,605,364                 $391,845,840               $205,788,479
                     =================    =================         ====================        ===================

     Substantially all of the Partnership's derivative instruments outstanding as of September 30, 1996 expire within one year.

     The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of September 30, 1996 and December 31, 1995 was as follows:

                                          1996                                                   1995
                  ------------------------------------------------------ -----------------------------------------------------
                                Commitment to         Commitment to           Commitment to           Commitment to
                             Purchase (Futures,      Sell (Futures,        Purchase (Futures,        Sell (Futures,
                             Options & Forwards)   Options & Forwards)     Options & Forwards)     Options & Forwards)
                             -----------------------------------------------------------------------------------------
       Exchange
          traded                   $181,486,601             $57,820,717            $349,493,443           $136,040,389
       Non-Exchange
           traded                    73,268,187              88,784,647              42,352,397             69,748,090
                            --------------------    --------------------   ---------------------   --------------------
                                   $254,754,788            $146,605,364            $391,845,840           $205,788,479
                            ====================    ====================   =====================   ====================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1996 and the year ended December 31, 1995 was as follows:

                                       1996                                                1995
                   ----------------------------------------------    -------------------------------------------------
                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------
       Interest rates        $159,733,914         $124,009,170              $224,509,594                $40,878,254
       Stock indices           10,358,397            6,611,416                 6,305,821                 16,376,164
       Commodities             19,974,132           10,818,560                22,199,424                 10,544,846
       Currencies             112,030,254          125,874,820               123,591,622                119,192,407
       Energy                   1,934,995            1,547,840                 3,878,403                  4,293,076
       Metals                  11,672,155           16,027,122                 9,417,938                 19,517,640
                        ------------------    -----------------      --------------------        -------------------
                             $315,703,847         $284,888,928              $389,902,802               $210,802,387
                        ==================    =================      ====================        ===================

A portion of the amounts indicated as off-balance sheet risk reflects offsetting commitments to purchase and sell the same derivative instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

Credit Risk
-----------

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

As of September 30, 1996 and December 31, 1995, $33,594,041 and $34,145,683 of
the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                       September 30, 1996                              December 31, 1995
                                    Gross                  Net                    Gross                    Net
                                 Unrealized            Unrealized              Unrealized              Unrealized
                                    Gain               Gain (Loss)                Gain                 Gain (Loss)
                                    ----               -----------                ----                 -----------
       Exchange
          traded                  $3,412,184              $2,702,065              $4,187,956            $2,841,079
       Non-Exchange
           traded                  1,441,605                 249,123                 449,710              (356,544)
                            --------------------    --------------------   ---------------------   --------------------
                                  $4,853,789              $2,951,188              $4,637,666            $2,484,535
                            ====================    ====================   =====================   ====================

The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

The Partnership through its normal course of business enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF, such trading which results in receivables from and payables to MLF will be offset and reported as a net receivable or payable.

Item 2:      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

Operational Overview; Advisor Selections
----------------------------------------
             Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

  As of October 1, 1996, the Partnership's assets were allocated as follows:

                                                 SECTOR II Units:
                                                 ---------------
                                                                                                    %
              Trading Advisor                                                Sector             Allocation
              ---------------                                                ------             ----------
              John W. Henry & Co., Inc.                                   Financial/
                                                                          Metals                   22.66
              Hyman Beck & Company, Inc.                                  Diversified              36.32
              Dominion Capital Management Inc.                            Diversified              13.74
              Trendstat Capital Management, Inc.                          Currencies               15.40
              Range Wise, Inc.                                            Agriculture              11.88
                                                                                                  ------
                                                                                                  100.00%

                                                 SECTOR III Units:
                                                 ----------------
                                                                                                    %
              Trading Advisor                                                Sector             Allocation
              ---------------                                                ------             ----------
              John W. Henry & Co., Inc.                                   Financial/
                                                                          Metals                   23.16
              Graham Capital Management, L.P.                             Diversified              19.11
              Range Wise, Inc.                                            Agriculture              12.83
              Sunrise Capital Management                                  Diversified               9.09
              Millburn Ridgefield Corporation                             Financial/
                                                                          Metals                   11.26
              Hyman Beck & Co., Inc.                                      Diversified              12.25
              Rabar Market Research, Inc.                                 Diversified              12.30
                                                                                                  ------
                                                                                                  100.00%

                MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

Results of Operations - General
-------------------------------
                MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

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

Performance Summary
-------------------
                               SECTOR II Units:
                               ---------------
                During the first nine months of 1995, the Fund's average month-end Net Assets equalled $25,676,455, and the Fund recognized gross trading gains of $4,601,799 or 17.922% of such average month-end Net Assets. Brokerage commissions of $1,721,530 or 6.7% and Profit Shares of $415,572 or 1.62% of average month-end Net Assets were paid. Interest income of $1,005,248 or 3.92% of average month-end Net Assets resulted in a net gain of $3,469,945 or 13.51% of average month-end Net Assets, which resulted in a 13.19% increase in the Net Asset Value per Unit since December 31, 1994.

                During the first nine months of 1996, the Fund's average month-end Net Assets equalled $ 17,395,999, and the Fund recognized gross trading gain of $895,466 or 5.15% of such average month-end Net Assets. Brokerage commissions of $1,175,071 or 6.75%, Administrative expenses of $33,574 or .19% and Profit Shares of $53,902 or .31% of average month-end Net Assets were paid. Interest income of $598,746 or 3.44% of average month-end Net Assets resulted in net gain of $231,665 or 1.33% of average month-end Net Assets which resulted in a 1.92% increase in the Net Asset Value of the Fund per Unit since December 31, 1995.

                During the first nine months of 1996 and 1995, the Fund experienced 7 profitable months and 11 unprofitable months.


                      MONTH-END NET ASSET VALUE PER SECTOR II UNIT
---------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     April    May      June     July    Aug.     Sept.
---------------------------------------------------------------------------------------
1995    $108.34  $115.58 $124.97  $127.02  $131.03  $130.14  $127.55 $126.66  $124.80
---------------------------------------------------------------------------------------
1996    $129.65  $123.52 $122.45  $124.82  $123.17  $121.68  $124.98 $123.96  $127.55
---------------------------------------------------------------------------------------

                               SECTOR III Units:
                               ----------------
                During the first nine months of 1995, the Fund's average month-end Net Assets equalled $46,009,292, and the Fund recognized gross trading gains of $3,278,767 or 7.13% of such average month-end Net Assets. Brokerage commissions of $3,340,338 or 7.26% and Profit Shares of $770,237 or 1.67% of average month-end Net Assets were paid. Interest income of $1,829,947 or 3.98% of average month-end Net Assets resulted in net gain of $998,139 or 2.17% of average month-end Net Assets, which resulted in a 1.34% increase in the Net Asset Value per Unit since December 31, 1994.

                During the first nine months of 1996, the Fund's average month-end Net Assets equalled $31,077,384, and the Fund recognized gross trading gains of $633,152 or 2.04% of such average month-end Net Assets. Brokerage commissions of $2,310,618 or 7.44%, Administrative expenses of $59,246 or .19% and Profit Shares of $33,223 or .11% of average month-end Net Assets were paid. Interest income of $1,041,379 or 3.35% of average month-end Net Assets resulted in net loss of $728,556 or 2.34% of average month-end Net Assets which resulted in a 1.65% decrease in the overall Net Asset Value per Unit since December 31, 1995.

          During the first nine months of 1996 and 1995, the Fund experienced 8 profitable months and 10 unprofitable months.


                      MONTH-END NET ASSET VALUE PER SECTOR III UNIT
---------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     April    May      June     July    Aug.     Sept.
---------------------------------------------------------------------------------------
1995    $114.71  $122.70 $129.65  $128.97  $125.75  $123.17  $118.12 $119.65  $118.92
---------------------------------------------------------------------------------------
1996    $132.39  $120.96 $120.08  $127.41  $124.26  $123.53  $125.16 $122.91  $126.15
---------------------------------------------------------------------------------------

Importance of Market Factors
----------------------------
                Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group emphasizes technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day). Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions. Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations in selecting Advisors and allocating and reallocating Fund assets among them.

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

MLIP's Advisor Selections
-------------------------
                MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Liquidity
---------
                Most of the Partnership's assets are held as cash which, in turn, is used to margin its futures positions and earn interest income and is withdrawn, as necessary, to pay redemptions and fees.

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

Capital Resources
-----------------
                The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees.

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

           (b)  Reports on Form 8-K
                -------------------
           There were no reports on Form 8-K filed during the first nine months of fiscal 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THE SECTOR STRATEGY FUNDSM II L.P.




                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)




Date: November 11, 1996           By /s/JOHN R. FRAWLEY, JR.
                                     -----------------------
                                     John R. Frawley, Jr.
                                     President, Chief Executive Officer
                                     and Director




Date:  November 11, 1996          By /s/JAMES M. BERNARD
                                     -------------------
                                     James M. Bernard
                                     Chief Financial Officer
                                     Treasurer and Senior Vice President