Form 10-Q
period 1997-03-31
SECTOR STRATEGY FUND II LP
filed 1997-05-14
CIK 867247

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               ----------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from      to
                               ----    ----

Commission File Number 0-18944

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                    ---------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

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

                                 212-236-4161
               -------------------------------------------------
              (Registrants telephone number, including area code)

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

                       This document contains 12 pages.

                        PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                    --------------------------------------
                       (a Delaware limited partnership)

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                March 31,     December 31,
                                                   1997           1996
                                               ------------   ------------
ASSETS
------
Accrued interest                                $   140,776    $   119,603
Equity in commodity futures trading accounts:
 Cash and option premiums                        32,258,108     29,105,401
 Net unrealized profit on open contracts            450,127        573,041
Investments                                      10,780,020     10,807,733
Receivable from outside investments                   2,834      3,284,473
                                               ------------   ------------

        TOTAL                                   $43,631,865    $43,890,251
                                               ============   ============

LIABILITIES AND PARTNERS CAPITAL
--------------------------------
LIABILITIES:
 Redemptions payable                            $   547,817    $   837,870
 Brokerage commissions payable                      239,526        217,676
 Administrative fees payable                          6,843          6,204
 Profit shares payable                              303,200        244,396
 Payable to outside investments                       4,289           -
                                               ------------   ------------

       Total liabilities                          1,101,675      1,306,146
                                               ------------   ------------

PARTNERS CAPITAL:
 General Partner:
   (2,145 and 2,145 SECTOR II Units)                318,740        307,633
    (3,905 and 3,905 SECTOR III Units)              587,331        549,638
 Limited Partners:
    (  99,218 and 103,925 SECTOR II Units)       14,743,447     14,904,769
    (178,722 and 190,562 SECTOR III Units)       26,880,672     26,822,065
                                               ------------   ------------

       Total partners capital                    42,530,190     42,584,105
                                               ------------   ------------

        TOTAL                                   $43,631,865    $43,890,251
                                               ============   ============

NET ASSET VALUE PER UNIT
  SECTOR II UNITS
      (Based on 101,363 and 106,070
       Units outstanding)                          $ 148.60       $ 143.42
                                                   ========       ========

  SECTOR III UNITS
      (Based on 182,627 and 194,467
       Units outstanding)                          $ 150.41       $ 140.75
                                                   ========       ========

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                    ---------------------------------------
                       (a Delaware limited partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                           For the three       For the three
                                           months ended        months ended
                                             March 31,           March 31,
                                               1997                 1996
                                           -------------       -------------
REVENUES:
 Trading profits (loss):
     Realized                               $  2,717,934        $   (907,146)
     Change in unrealized                       (122,914)         (1,036,117)
                                           -------------       -------------

       Total trading results                   2,595,020          (1,943,263)
                                           -------------       -------------

 Interest income                                 394,198             605,889
 Income from investments                         481,842                -
                                           -------------       -------------

       Total revenues                          3,471,060          (1,337,374)
                                           -------------       -------------

EXPENSES:
 Profit shares                                   312,858              10,437
 Brokerage commissions                           726,161           1,303,436
 Administrative fees                              20,747              34,722
                                           -------------       -------------

       Total expenses                          1,059,766           1,348,595
                                           -------------       -------------

NET INCOME (LOSS):                          $  2,411,294        $ (2,685,969)
                                           =============       =============

NET INCOME (LOSS) PER UNIT
 Weighted average number of units
     outstanding                                 294,144             442,240
                                                 =======             =======

 Weighted average net income (loss)
     per Limited Partner
     and General Partner Unit                     $ 8.20             $ (6.07)
                                                  ======             =======

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                    --------------------------------------
                       (a Delaware limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                   -----------------------------------------
               For the three months ended March 31, 1997 and 1996
               --------------------------------------------------

                                SECTOR II   SECTOR III         Limited Partners              General Partner
                                                               ----------------              ---------------
                                  Units        Units       SECTOR II      SECTOR III     SECTOR II     SECTOR III     Total
                                  -----        -----       ---------      ----------     ---------     ----------     -----

DECEMBER 31, 1995                164,541      288,481     $20,324,051     $36,499,903      $268,488      $500,814   $57,593,256

Redemptions                      (10,190)     (23,467)     (1,279,425)     (2,904,327)         -             -       (4,183,752)

Net loss                            -            -           (407,149)     (2,241,088)       (5,797)      (31,935)   (2,685,969)
                                ---------    ---------    ------------    ------------     ---------     ---------  ------------

PARTNERS CAPITAL,
MARCH 31, 1996                   154,351      265,014     $18,637,477     $31,354,488      $262,691      $468,879   $50,723,535
                                =========    =========    ============    ============     =========     =========  ============

PARTNERS CAPITAL,
  DECEMBER 31, 1996              106,070      194,467     $14,904,769     $26,822,065      $307,633      $549,638   $42,584,105

Redemptions                       (4,707)     (11,840)       (703,164)     (1,762,045)         -             -       (2,465,209)

Net income                          -            -            541,842       1,820,652        11,107        37,693     2,411,294
                                ---------    ---------    ------------    ------------     ---------     ---------  ------------

PARTNERS CAPITAL,
  MARCH 31, 1997                 101,363      182,627     $14,743,447     $26,880,672      $318,740      $587,331   $42,530,190
                                =========    =========    ============    ============     =========     =========  ============

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ II L.P.
                        (A Delaware Limited Partnership)
                         -------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ II L.P. (the Partnership or the Fund) as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnerships Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the Annual Report).

2.  INVESTMENT

    At March 31, 1997, the Partnership had an investment in the ML JWH Financial and Metals Portfolio L.L.C. (JWH LLC) and ML Millburn Global L.L.C. (Millburn LLC).

    Total revenues and fees with respect to such investments are set forth as follows:

                       Total           Brokerage      Administrative        Profit          Income from
                      Revenue         Commissions          Fees             Shares          Investments
                 ----------------  ----------------  ----------------  ----------------  -----------------

SECTOR II UNITS
---------------
JWH LLC            $       85,170    $       49,747    $        1,420    $          470    $        33,533
                 ================  ================  ================  ================  =================

SECTOR III UNITS

JWH LLC            $      198,444    $      115,127    $        3,290    $        1,283    $        78,744
Millburn LLC              543,039            77,768             2,222            93,484            369,565
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total              $      741,483    $      192,895    $        5,512    $       94,767    $       448,309
                 ================  ================  ================  ================  =================

TOTAL ALL UNITS
------------------

JWH LLC            $      283,614    $      164,874    $        4,710    $        1,753    $       112,277
Millburn LLC              543,039            77,768             2,222            93,484            369,565
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total              $      826,653    $      242,642    $        6,932    $       95,237    $       481,842
                 ================  ================  ================  ================  =================

3. INCOME (LOSS) PER UNIT

   The profit and loss of the Sector II and Sector III units for the three months ended March 31, 1997 and 1996 are as follows:

                                           1997                       1996
                                -----------------------------------------------------
                                  Sector II    Sector III    Sector II    Sector III
                                ------------  ------------  -----------  ------------
REVENUES:
Trading profits (loss):
   Realized                      $ 1,034,967   $ 1,682,967   $ (74,504)   $ (832,642)
   Change in unrealized             (321,397)      198,483    (103,238)     (932,879)
                                ------------  ------------  -----------  ------------

    Total trading results            713,570     1,881,450    (177,742)   (1,765,521)

Interest income                      155,409       238,789     223,233       382,656
Income from investments               33,533       448,309        -             -
                                ------------  ------------  -----------  ------------

Total revenues                       902,512     2,568,548      45,491    (1,382,865)
                                ------------  ------------  -----------  ------------

EXPENSES
   Profit shares                      48,113       264,745       1,831         8,606
   Brokerage commissions             293,076       433,085     443,923       859,513
   Administrative fees                 8,374        12,373      12,683        22,039
                                ------------  ------------  -----------  ------------

Total expenses                       349,563       710,203     458,437       890,158
                                ------------  ------------  -----------  ------------

NET INCOME                       $   552,949   $ 1,858,345   $(412,946)  $(2,273,023)
                                ============  ============  ===========  ============

NET INCOME (LOSS) PER UNIT:
Weighted average number
    of units outstanding             104,209       189,935     160,639       281,601
                                     =======       =======     =======       =======

Weighted average net
    income (loss) per Limited
    Partner and General
    Partner Unit                      $ 5.31        $ 9.78     $ (2.57)      $ (8.07)
                                      ======        ======     =======       =======

4. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnerships revenues by reporting category for the three months ended March 31, 1997 and March 31, 1996 was as follows:


                                     1997         1996
                                 -----------  ------------

   Interest rates                 $  128,728   $  (795,410)
   Stock indices                     253,573        33,064
   Commodities                       637,828      (582,918)
   Currencies                      1,036,782       391,050
   Energy                             32,797      (355,225)
   Metals                            505,312      (633,824)
                                 -----------  ------------

                                  $2,595,020   $(1,943,263)
                                 ===========  =============

  Fair Value
  ----------

  The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------

Interest rates          $      20,303,748          $    133,018,247       $      95,138,798          $     26,476,691
Stock indices                           -                 2,332,855                 176,868                 2,826,046
Commodities                    10,391,724                13,229,908               9,295,728                 9,341,382
Currencies                     26,567,132                33,109,359              29,153,110                38,839,020
Energy                                  -                 1,015,321                 730,109                 1,523,142
Metals                         11,412,536                 6,532,907              25,259,693                26,658,962
                       ------------------         -----------------      ------------------        ------------------

                        $      68,675,140          $    189,238,597       $     159,754,306          $    105,665,243
                       ==================         =================      ==================         =================

  Substantially all of the Partnerships derivative instruments outstanding as of March 31, 1997 expire within one year.

  The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Exchange
 traded                 $      37,795,685          $    158,645,075       $     113,185,811          $     52,878,509
Non-Exchange
  traded                       30,879,455                30,593,522              46,568,495                52,786,734
                       ------------------         -----------------      ------------------        ------------------

                        $      68,675,140          $    189,238,597       $     159,754,306          $    105,665,243
                       ==================         =================      ==================         =================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1997 and the year ended December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Interest rates          $      60,302,597          $     68,796,096       $     162,359,930          $     98,605,923
Stock indices                   1,392,869                 5,661,890               9,700,138                 5,632,075
Commodities                    11,346,118                11,564,331              16,978,613                10,571,424
Currencies                     28,494,279                42,604,487             102,425,601               113,840,092
Energy                            479,480                 1,055,363               1,582,405                 1,435,678
Metals                         16,292,709                12,468,292              15,520,586                18,971,130
                       ------------------         -----------------      ------------------        ------------------

                        $     118,308,052          $    142,150,459       $     308,567,273          $    249,056,322
                       ==================         =================      ==================         =================

As of March 31, 1997 and December 31, 1996, $24,378,467   and $19,264,937 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:


                                    1997                            1996
                                    ----                            ----
                            Gross             Net             Gross             Net
                          Unrealized      Unrealized       Unrealized       Unrealized
                            Profit       Profit (Loss)       Profit        Profit (Loss)
                          ----------     -------------     -----------     -------------

Exchange
  traded                 $ 1,108,052    $      456,628    $    992,271    $      536,071
Non-Exchange
  traded                     715,911            (6,501)      1,763,586            36,970
                        ------------   ---------------   -------------   ---------------

                         $ 1,823,963    $      450,127    $  2,755,857    $      573,041
                        ============   ===============   =============   ===============

Item 2:  Managements Discussion and Analysis of Financial Condition and Results
         ----------------------------------------------------------------------
         of Operations
         -------------

Operational Overview; Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc., (MLIP)s ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of April 1, 1997, the Partnerships assets were allocated as follows:

                                SECTOR II UNITS:
                                ----------------
                                                                    %
       TRADING ADVISOR                     SECTOR               ALLOCATION
       ---------------                     ------               ----------

       John W. Henry & Co., Inc.            Financial/
                                            Metals                14.70
       Hyman Beck & Company, Inc.           Diversified           20.30
       Dominion Capital Management Inc.     Diversified           19.80
       Trendstat Capital Management, Inc.   Currencies            25.10
       Range Wise, Inc.                     Agriculture           20.10
                                                                 ------
                                                                 100.00%

                               SECTOR III UNITS:
                               -----------------

                                                                    %
       TRADING ADVISOR                     SECTOR               ALLOCATION
       ---------------                     ------               ----------

       John W. Henry & Co., Inc.           Financial/
                                           Metals                 18.52
       Graham Capital Management, L.P.     Diversified            18.76
       Range Wise, Inc.                    Agriculture            10.92
       Sunrise Capital Management          Diversified            15.03
       Millburn Ridgefield Corporation     Financial/
                                           Metals                 12.12
       Hyman Beck & Co., Inc.              Diversified            12.47
       Rabar Market Research, Inc.         Diversified            12.18
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

Results of Operations - General
-------------------------------

         MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

         Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) different Advisors are affected differently by trends in general as well as by particular types of trends.

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

Performance Summary
-------------------
                                SECTOR II UNITS:
                                ----------------

         During the first three months of 1996, the Funds average month-end Net Assets equalled $19,997,627, and the Fund recognized gross trading losses of $177,742 or 0.89% of such average month-end Net Assets. Brokerage commissions of $443,923 or 2.22%, Administrative fees of $12,683 or .06% and Profit Shares of $1,831 or .01% of average month-end Net Assets were paid. Interest income of $223,233 or 1.12% of average month-end Net Assets resulted in a net loss of $412,946 or 2.07% of average month-end Net Assets, which resulted in a 2.16% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Funds average month-end Net Assets equalled $15,344,583, and the Fund recognized gross trading gain of $713,570 or 4.65% of such average month-end Net Assets. Brokerage commissions of $293,076 or 1.91%, Administrative fees of $8,374 or .05% and Profit Shares of $48,113 or .31% of average month-end Net Assets were paid. Interest income of $155,409 or 1.01%, Earnings from investments of $33,533 or .22% of average month-end Net Assets resulted in net gain of $552,949 or 3.6% of average month-end Net Assets which resulted in a 3.6% increase in the Net Asset Value of the Fund per Unit since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 2 profitable months and 4 unprofitable months.


                 MONTH-END NET ASSET VALUE PER SECTOR II UNIT

                       Jan.          Feb.        Mar.
                       -------       -------     -------
        1996           $129.65       $123.52     $122.45
        1997           $150.05       $149.10     $148.60


                               SECTOR III UNITS:
                               -----------------

         During the first three months of 1996, the Funds average month-end Net Assets equalled $35,635,244 and the Fund recognized gross trading losses of $1,765,521 or 4.95% of such average month-end Net Assets. Brokerage commissions of $859,513 or 2.41%, Administrative fees of $22,039 or .06% and Profit Shares of $8,606 or .02% of average month-end Net Assets were paid. Interest income of $382,656 or 1.07% of average month-end Net Assets resulted in net loss of $2,273,023 or 6.38% of average month-end Net Assets, which resulted in a 6.38% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Funds average month-end Net Assets equalled $27,691,691, and the Fund recognized gross trading gains of $1,881,450 or 6.79% of such average month-end Net Assets. Brokerage commissions of $433,085 or 1.56%, Administrative fees of $12,373 or .044% and Profit Shares of $264,745 or .96% of average month-end Net Assets were paid. Interest income of $238,789 or .86%, Earnings from Investments of $448,309 or 1.62% of average month-end Net Assets resulted in net gain of $1,858,345 or 6.71% of average month-end Net Assets which resulted in a 6.86% increase in the overall Net Asset Value per Unit since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 4 profitable months and 2 unprofitable months.

                 MONTH-END NET ASSET VALUE PER SECTOR III UNIT

                       Jan.          Feb.        Mar.
                       -------       -------     -------
        1996           $132.39       $120.96     $120.08
        1997           $146.95       $149.44     $150.41


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

Liquidity
---------

         Most of the Partnerships assets are held as cash which, in turn, is used to margin its futures positions and earn interest income and is withdrawn, as necessary, to pay redemptions and fees.

     The futures contracts in which the Partnership trades may become illiquid under certain market conditions. Commodity exchanges limit fluctuations in futures prices during a single day by regulations referred to as daily limits. During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures contracts have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures (including its options) positions. There are no limitations on the daily price moves in trading foreign currency forward contracts through banks, although illiquidity may develop in the forward markets due to large spreads between bid and ask prices quoted. (Forward contracts are the bank version of currency futures contracts and are not traded on exchanges.)


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

                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending proceedings to which the Partnership or the General Partner is a party.

         John W. Henry & Company, Inc. (JWH) is one of the Advisors retained by the Fund, managing approximately 15% of the SECTOR II and 19% of the SECTOR III assets committed to trading April 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. (Dean Witter) commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witters alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practice. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

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

         There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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



                            THE SECTOR STRATEGY FUND/SM/ II L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: May 13, 1997          By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1997         By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer,
                              and Director