Form 10-Q
period 1997-06-30
SECTOR STRATEGY FUND II LP
filed 1997-08-12
CIK 867247

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               ---------------------
               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------------

Commission File Number 0-18944

                      THE SECTOR STRATEGY FUND/SM/ II L.P.
                  ------------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                             13-3584544
-------------------------------         --------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-5662
                ----------------------------------------------
             (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes X No
                                                                 ---  ---
                       This document contains 15 pages.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      THE SECTOR STRATEGY FUNDSM II L.P.
                  ------------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------




                                                  June 30,       December 31,
                                                    1997             1996
                                               --------------   --------------

ASSETS
------
Accrued interest                                     $128,987         $119,603
Equity in commodity futures trading accounts:
  Cash and option premiums                         31,720,465       29,105,401
  Net unrealized profit on open contracts             533,109          573,041
Investments                                        11,434,633       10,807,733
Receivable from outside investments                    95,936        3,284,473
                                                  -----------      -----------

              TOTAL                               $43,913,130      $43,890,251
                                                  ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
  Redemptions payable                                 451,398          837,870
  Brokerage commissions payable                       237,335          217,676
  Administrative fees payable                           6,746            6,204
  Profit shares payable                               377,626          244,396
  Payable to outside investments                    1,543,013               -
                                                  -----------      -----------

     Total liabilities                             $2,616,118       $1,306,146
                                                  ===========      ===========
PARTNERS' CAPITAL:
  General Partner:
    (2145 and 2145 SECTOR II Units)                   323,396          307,633
    (3905 and 3905 SECTOR III Units)                  577,218          549,638
  Limited Partners:
    (95977 and 103925 SECTOR II Units)             14,470,172       14,904,769
    (175403 and 190562 SECTOR III Units)          $25,927,226      $26,822,065
                                                  -----------      -----------

      Total partners' capital                     $41,298,012      $42,584,105
                                                  -----------      -----------

              TOTAL                               $43,914,130      $43,890,251
                                                  ============     ===========

NET ASSET VALUE PER UNIT
  SECTOR II UNITS
    (Based on 98122 and 106070 Units
      outstanding)                                    $150.77          $143.42
                                                  ============     ===========

  SECTOR III UNITS
    (Based on 179308 and 194467 Units outstanding)    $147.82          $140.75
                                                  ============     ===========

See notes to financial statements.

                      THE SECTOR STRATEGY FUNDSM II L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                   For the three   For the three    For the six     For the six
                                   months ended    months ended    months ended    months ended
                                     June 30,        June 30,        June 30,        June 30,
                                       1997            1996            1997            1996
                                   --------------  --------------  --------------  --------------
REVENUES:
    Trading profits (loss):
        Realized                        $645,041      $1,919,644      $3,362,975      $1,012,498
        Change in unrealized              82,983        (356,052)        (39,932)     (1,392,169)
                                   --------------  --------------  --------------  --------------

            Total trading results        728,024       1,563,592       3,323,043        (379,671)
                                   --------------  --------------  --------------  --------------

    Interest income                      406,532         551,356         800,731       1,157,245
    Income (loss) from investments      (531,960)        -               (50,118)        -
                                   --------------  --------------  --------------  --------------

            Total revenues               602,596       2,114,948       4,073,656         777,574
                                   --------------  --------------  --------------  --------------

EXPENSES:
    Profit shares                        136,454          24,604         449,311          35,041
    Brokerage commissions                705,293       1,165,324       1,431,454       2,468,760
    Administrative fees                   20,150          31,032          40,898          65,754
                                   --------------  --------------  --------------  --------------

            Total expenses               861,897       1,220,960       1,921,663       2,569,555
                                   --------------  --------------  --------------  --------------

NET INCOME (LOSS)                      $(259,301)       $893,988      $2,151,993     $(1,791,981)
                                   ==============  ==============  ==============  ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                      282,328         397,223         288,237         419,732
                                   ==============  ==============  ==============  ==============

    Weighted average net income (loss)
      per Limited Partner
      and General Partner Unit            $(0.92)          $2.25           $7.47          $(4.27)
                                   ==============  ==============  ==============  ==============

See notes to financial statements.

                      THE SECTOR STRATEGY FUNDSM II L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------




                                Units                   Limited Partners                 General Partner
                                -----                   ----------------                 ---------------
                       SECTOR II      SECTOR III      SECTOR II    SECTOR III       SECTOR II       SECTOR III        Total
                         UNITS          UNITS           UNITS          UNITS          UNITS           UNITS           -----
                         -----          -----           -----          -----          -----           -----
PARTNERS' CAPITAL,
  December 31, 1995     164,541         288,481     $20,324,051      $36,499,903       $268,488        $500,814     $57,593,256

Redemptions             (38,373)        (58,864)     (4,754,209)      (7,329,052)         -               -         (12,083,261)

Net loss                  -               -            (478,474)      (1,287,609)        (7,442)        (18,456)     (1,791,981)
                       ---------   -------------  --------------   --------------  -------------   -------------  --------------

PARTNERS' CAPITAL,
  June 30, 1996         126,168         229,617     $15,091,368      $27,883,242       $261,046        $482,358     $43,718,014
                       =========   =============  ==============   ==============  =============   =============  ==============

PARTNERS' CAPITAL,
  December 31, 1996     106,070         194,467     $14,904,769      $26,822,065       $307,633        $549,638     $42,584,105

Redemptions              (7,948)        (15,159)     (1,188,009)      (2,250,077)         -               -          (3,438,086)

Net income                -               -             753,412        1,355,238         15,763          27,580       2,151,993
                       ---------   -------------  --------------   --------------  -------------   -------------  --------------

PARTNERS' CAPITAL,
  June 30, 1997          98,122         179,308     $14,470,172      $25,927,226       $323,396        $577,218     $41,298,012
                       =========   =============  ==============   ==============  =============   =============  ==============

See notes to financial statements.

                      THE SECTOR STRATEGY FUNDSM II L.P.
                       (A Delaware Limited Partnership)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy FundSM II L.P. (the "Partnership" or the "Fund") as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").

2.  INVESTMENT

    At June 30, 1997, the Partnership had an investment in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and ML Millburn Global L.L.C. ("Millburn LLC").

    Total revenues and fees with respect to such investments are set forth as follows:



For the three Months       Total          Brokerage      Administrative      Profit           Income (loss)
ended June 30, 1997       Revenue        Commissions         Fees            Shares         from Investments
                        ---------------  ---------------  ---------------  --------------  ----------------
SECTOR II UNITS
---------------
JWH LLC                      $(103,674)         $45,425           $1,298        $ -              $(150,397)
                        ===============  ===============  ===============  ==============  ================

SECTOR III UNITS
----------------
JWH LLC                      $(236,431)        $104,140           $2,975        $ -              $(343,546)
Millburn LLC                    26,441           73,142            2,090         (10,774)          (38,017)
                        ---------------  ---------------  ---------------  --------------  ----------------

Total                        $(209,990)        $177,282           $5,065        $(10,774)        $(381,563)
                        ===============  ===============  ===============  ==============  ================

TOTAL ALL UNITS
---------------

JWH LLC                      $(340,105)        $149,565           $4,273        $ -              $(493,943)
Millburn LLC                    26,441           73,142            2,090         (10,774)          (38,017)
                        ---------------  ---------------  ---------------  --------------  ----------------

Total                        $(313,664)        $222,707           $6,363        $(10,774)        $(531,960)
                        ===============  ===============  ===============  ==============  ================



For the six Months         Total          Brokerage      Administrative      Profit           Income (loss)
ended June 30, 1997       Revenue        Commissions         Fees            Shares         from Investments
                        ---------------  ---------------  ---------------  --------------  ----------------

SECTOR II UNITS
---------------
JWH LLC                       $(18,504)         $95,172           $2,718        $ -              $(116,864)
                        ===============  ===============  ===============  ==============  ================

SECTOR III UNITS
----------------
JWH LLC                       $(37,987)        $219,267           $6,264        $ -              $(264,801)
Millburn LLC                   569,480          150,910            4,312          82,711           331,547
                        ---------------  ---------------  ---------------  --------------  ----------------

Total                         $531,493         $370,177          $10,576         $83,994           $66,746
                        ===============  ===============  ===============  ==============  ================

TOTAL ALL UNITS
---------------
JWH LLC                       $(56,491)        $314,439           $8,982        $ -              $(381,665)
Millburn LLC                   569,480          150,910            4,312          82,711           331,547
                        ---------------  ---------------  ---------------  --------------  ----------------

Total                         $512,989         $465,349          $13,294         $84,464          $(50,118)
                        ===============  ===============  ===============  ==============  ================


3.  INCOME (LOSS) PER UNIT

    The profit and loss of the Sector II and Sector III Units for the three and six months ended June 30, 1997 and 1996 are as follows:


                                                 3 Months
                        ----------------------------------------------------------

                                    1997                          1996
                        ----------------------------------------------------------
                          Sector II      Sector III     Sector II     Sector III
                            Units          Units          Units         Units

                        ----------------------------------------------------------
REVENUES:
Trading profits (loss):
   Realized                    $123,564       $521,477      $(17,350)    $1,936,994
   Change in unrealized         441,359       (358,376)      162,600       (518,652)
                          -------------- ---------------------------- --------------

    Total trading results       564,923        163,101       145,250      1,418,342

Interest income                 164,504        242,028       202,696        348,660
Income  from investments       (150,397)      (381,563)           -              -
                          -------------- ---------------------------- --------------

Total revenues                  579,030         23,566       347,946      1,767,002
                          -------------- ---------------------------- --------------

EXPENSES
   Profit shares                 67,188         69,266        16,764          7,840
   Brokerage commissions        287,405        417,888       392,925        772,399
   Administrative fees            8,211         11,939        11,227         19,805
                          -------------- ---------------------------- --------------

Total expenses                  362,804        499,093       420,916        800,044
                          -------------- ---------------------------- --------------

NET INCOME                     $216,226      $(475,527)     $(72,970)      $966,958
                          ============== ============================ ==============

NET INCOME (LOSS) PER UNIT:
Weighted average number
    of units outstanding        100,662        181,666       144,447        252,776
                          -------------- ---------------------------- --------------

Weighted average net
  income (loss) per Limited
  Partner and General
  Partner Unit                    $2.15         $(2.62)       $(0.51)         $3.83
                          ============== ============================ ==============



                                                6 Months
                          ---------------------------------------------------------
                                     1997                         1996
                                --------------               --------------
                             Sector II    Sector III      Sector II    Sector III
                               UNITS         UNITS          UNITS         UNITS
                           ---------------------------- ----------------------------
REVENUES:
Trading profits (loss):
   Realized                   $1,158,532    $2,204,443       $(91,854)   $1,104,352
   Change in unrealized          119,961      (159,893)        59,362    (1,451,531)
                           ---------------------------- ----------------------------

    Total trading results      1,278,493     2,044,550        (32,492)     (347,179)

Interest income                  319,913       480,818        425,929       731,316
Income  from investments        (116,864)       66,746             -             -
                           ---------------------------- ----------------------------

Total revenues                 1,481,542     2,592,114        393,437       384,137
                           ---------------------------- ----------------------------

EXPENSES
   Profit shares                 115,301       334,010         18,595        16,446
   Brokerage commissions         580,481       850,973        836,848     1,631,912
   Administrative fees            16,585        24,313         23,910        41,844
                           ---------------------------- ----------------------------

Total expenses                   712,367     1,209,296        879,353     1,690,202
                           ---------------------------- ----------------------------

NET INCOME                      $769,175    $1,382,818      $(485,916)  $(1,306,065)
                           ============================ ============================

NET INCOME (LOSS) PER UNIT:

Weighted average number
    of units outstanding         102,436       185,801        152,543       267,189
                           ---------------------------- ----------------------------

Weighted average net
  income (loss) per Limited
  Partner and General
  Partner Unit                   $7.51         $7.44         $(3.19)       $(4.89)
                           ============================ ============================

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's revenues by reporting category for the respecitive periods were as follows;


                                  For the three     For the three      For the six        For the six
                                  months ended      months ended      months ended       months ended
                                    June 30,          June 30,          June 30,           June 30,
                                      1997              1996              1997               1996
                                 ----------------  ----------------  ----------------  -----------------
Interest rates                         $(456,765)        $(961,503)        $(328,037)       $(1,756,913)
Stock indices                            373,255          (442,724)          626,828           (409,660)
Commodities                              792,761         1,074,092         1,430,589            491,174
Currencies                               173,962         1,522,941         1,210,744          1,913,991
Energy                                   (86,491)           36,933           (53,694)          (318,292)
Metals                                   (68,698)          333,853           436,613           (299,971)
                                 ----------------  ----------------  ----------------  -----------------
                                        $728,024        $1,563,592        $3,323,043          $(379,671)
                                 ================  ================  ================  =================

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:


                                 1997                                       1996
                 -------------------------------------      -------------------------------------
                    Commitment to       Commitment to          Commitment to       Commitment to
                  Purchase (Futures,    Sell (Futures,       Purchase (Futures,    Sell (Futures,
                      Options &           Options &              Options &           Options &
                      Forwards)           Forwards)              Forwards)           Forwards)
                 -------------------------------------      -------------------------------------
Interest rates        $49,403,625         $42,248,428            $95,138,798         $26,476,691
Stock indices           1,901,661           2,350,456                176,868           2,826,046
Commodities            11,610,321          13,185,668              9,295,728           9,341,382
Currencies             33,484,937          38,676,300             29,153,110          38,839,020
Energy                    407,106             914,587                730,109           1,523,142
Metals                  8,462,833           9,529,306             25,259,693          26,658,962
                   ---------------     ---------------       ----------------     ---------------

                     $105,270,483        $106,904,745           $159,754,306        $105,665,243
                   ===============     ===============       ================     ===============

The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:


                                 1997                                       1996
                 -------------------------------------      -------------------------------------
                    Commitment to       Commitment to          Commitment to       Commitment to
                  Purchase (Futures,    Sell (Futures,       Purchase (Futures,    Sell (Futures,
                      Options &           Options &              Options &           Options &
                      Forwards)           Forwards)              Forwards)           Forwards)
                 -------------------------------------      -------------------------------------
Exchange
 traded             $  75,668,316       $  70,092,421         $  113,185,811       $  52,878,509
Non-Exchange
  traded               29,602,167          36,812,324             46,568,495          52,786,734
                   ---------------     ---------------       ----------------     ---------------

                   $  105,270,483      $  106,904,745         $  159,754,306      $  105,665,243
                   ===============     ===============       ================     ===============

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1997 and the year ended December 31, 1996 were as follows:


                                 1997                                       1996
                 -------------------------------------      -------------------------------------
                    Commitment to       Commitment to          Commitment to       Commitment to
                  Purchase (Futures,    Sell (Futures,       Purchase (Futures,    Sell (Futures,
                      Options &           Options &              Options &           Options &
                      Forwards)           Forwards)              Forwards)           Forwards)
                 -------------------------------------      -------------------------------------
Interest rates        $55,329,100         $57,014,493           $162,359,930         $98,605,923
Stock indices           2,458,557           3,867,207              9,700,138           5,632,075
Commodities            10,662,596          11,885,917             16,978,613          10,571,424
Currencies             27,562,225          39,066,944            102,425,601         113,840,092
Energy                   449,523              901,886              1,582,405           1,435,678
Metals                 12,802,682          10,408,502             15,520,586          18,971,130
                   ---------------     ---------------       ----------------     ---------------

                     $109,264,683        $123,144,949           $308,567,273        $249,056,322
                   ===============     ===============       ================     ===============

As of June 30, 1997 and December 31, 1996, $16,682,671 and $19,264,937 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:


                                 1997                                    1996
                 --------------------------------------  --------------------------------------
                       Gross                Net                Gross                Net
                    Unrealized          Unrealized          Unrealized           Unrealized
                      Profit           Profit (Loss)          Profit           Profit (Loss)
                 ------------------  ------------------  ------------------   -----------------
Exchange
   traded              $1,358,763            $602,825             $992,271            $536,071
Non-Exchange
    traded                464,077             (69,716)           1,763,586              36,970
                   --------------      --------------      ---------------     ---------------
                       $1,822,840            $533,109           $2,755,857            $573,041
                   ===============     ===============     ================    ================


Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Operational Overview; Advisor Selections
----------------------------------------
Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.,'s ("MLIP") ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

As of July 1, 1997, the Partnership's assets were allocated as follows:

                               SECTOR II UNITS:
                               ---------------
                                                                     %
TRADING ADVISOR                                    SECTOR        ALLOCATION
---------------                                    ------        ----------
John W. Henry & Company, Inc.                     Financial/
                                                  Metals           13.56
Hyman Beck & Company, Inc.                        Diversified      19.58
Dominion Capital Management Inc.                  Diversified      20.52
Trendstat Capital Management, Inc.                Currencies       25.24
Range Wise, Inc.                                  Agriculture      21.10
                                                                   -----
                                                                  100.00%

                               SECTOR III UNITS:
                               ----------------
                                                                     %
TRADING ADVISOR                                    SECTOR        ALLOCATION
---------------                                    ------        ----------
John W. Henry & Company, Inc.                     Financial/
                                                  Metals           23.38
Graham Capital Management, L.P.                   Diversified      17.58
Range Wise, Inc.                                  Agriculture      11.80
Sunrise Capital Management                        Diversified      21.06
Millburn Ridgefield Corporation                   Financial/
                                                  Metals           12.20
Hyman Beck & Company, Inc.                        Diversified      13.98
                                                                   -----
                                                                  100.00%

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

Performance Summary
-------------------
                               SECTOR II UNITS:
                               ---------------
During the first six months of 1996, the Series' average month-end Net Assets equaled $18,610,682, and the Series recognized gross trading losses of $32,493 or 0.17% of average month-end Net Assets. Brokerage commissions of $836,848 or 4.50%, Administrative fees of $23,910 or .13% and Profit Shares of $18,595 or
 .10% of average month-end Net Assets were paid. Interest income of $425,929 or 2.29% of average month-end Net Assets resulted in a net loss of $485,916 or 2.61% of average month-end Net Assets, which resulted in a 2.77% decrease in the Net Asset Value per Unit since December 31, 1995.

During the first six months of 1997, the Series' average month-end Net Assets equaled $15,125,521, and the Series recognized gross trading gains of $1,278,493 or 8.45% of average month-end Net Assets. Brokerage commissions of $580,481 or 3.84%, Administrative fees of $16,585 or .11% and Profit Shares of $115,301 or
 .76% of average month-end Net Assets were paid. Interest income of $319,913 or 2.12%, Losses from investments of $116,864 or .77% of average month-end Net Assets resulted in net gain of $769,175 or 5.09% of average month-end Net
Assets which resulted in a 5.12% increase in the Net Asset Value of the Series per Unit since December 31, 1996.

During the first six months of 1997 and 1996, the Series experienced 5 profitable months and 7 unprofitable months.

                 MONTH-END NET ASSET VALUE PER SECTOR II UNIT

           ------------------------------------------------------
                  Jan.    Feb.    Mar.    Apr     May     Jun
           ------------------------------------------------------
           1996   $129.65 $123.52 $122.45 $124.82 $123.17 $121.68
           ------------------------------------------------------
           1997   $150.05 $149.10 $148.60 $149.07 $147.91 $150.77
           ------------------------------------------------------

                               SECTOR III UNITS:
                               ----------------

During the first six months of 1996, the Series' average month-end Net Assets equaled $32,854,238 and the Series recognized gross trading losses of $347,178 or 1.06% of average month-end Net Assets. Brokerage commissions of $1,631,912 or 4.97%, Administrative fees of $41,844 or .13% and Profit Shares of $16,446 or
 .05% of average month-end Net Assets were paid. Interest income of $731,316 or 2.23% of average month-end Net Assets resulted in net loss of $1,306,065 or 3.98% of average month-end Net Assets, which resulted in a 3.69% decrease in the Net Asset Value per Unit since December 31, 1995.

During the first six months of 1997, the Series' average month-end Net Assets equaled $27,195,209, and the Fund recognized gross trading gains of $2,044,550 or 7.52% of average month-end Net Assets. Brokerage commissions of $850,973 or 3.13%, Administrative fees of $24,313 or .09% and Profit Shares of $334,010 or 1.23% of average month-end Net Assets were paid. Interest income of $480,818 or 1.77%, Income from Investments of $66,746 or .25% of average month-end Net Assets resulted in net gain of $1,382,818 or 5.08% of average month-end Net Assets which resulted in a 5.02% increase in the overall Net Asset Value per Unit since December 31, 1996.

During the first six months of 1997 and 1996, the Series experienced 6 profitable months and 6 unprofitable months.

                      MONTH-END NET ASSET VALUE PER SECTOR III UNIT

                  ------------------------------------------------------
                         Jan.    Feb.    Mar.    Apr      May    Jun
                  ------------------------------------------------------
                  1996   $132.39 $120.96 $120.08 $127.41 $124.26 $123.53
                  ------------------------------------------------------
                  1997   $146.95 $149.44 $150.41 $146.96 $146.16 $147.82
                  ------------------------------------------------------

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

         John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing aproximately 13.56% of the Sector II and 23.38% of the Sector III assets committed to trading July 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practice. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

         On June 24, 1997, the Commodity Futures Trading Commission("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements . MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000`.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

             James M. Bernard, formerly a Senior Vice President of MLIP, is no longer with the firm.

    Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
              --------

         There are no exhibits required to be filed as part of this document.

         (b)  Reports on Form 8-K
              -------------------

         There were no reports on Form 8-K filed during the first six months of fiscal 1997.

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

                                THE SECTOR STRATEGY FUNDSM II L.P.

                                By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                             (General Partner)

Date: August 12, 1997           By /s/JOHN R. FRAWLEY, JR.
                                   -----------------------
                                   John R. Frawley, Jr.
                                   President, Chief Executive Officer
                                   and Director






Date:  August 12, 1997          By /s/MICHAEL A. KARMELIN
                                   ----------------------
                                   Michael A. Karmelin
                                   Chief Financial Officer, Vice President
                                   and Treasurer