Form 10-Q
period 1997-09-30
SECTOR STRATEGY FUND II LP
filed 1997-11-14
CIK 867247

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               --------------------

          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----
Commission File Number 0-18944

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                    --------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                              13-3584544
-----------------------------------  ------------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)

incorporation or organization)

                   c/o Merrill Lynch Investment Partners Inc.
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
             -----------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------
                                   (Zip Code)

                                 212-236-5662
             ----------------------------------------------------
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

                       This document contains 17 pages.

                                PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                          September 30,  December 31,
                                              1997           1996
                                          ------------   ------------
ASSETS
------
Accrued interest                            $   120,772   $   119,603
Equity in commodity futures trading
 accounts:
    Cash and option premiums                 29,371,632    29,105,401
    Net unrealized profit on open               207,808       573,041
     contracts
Investments                                  11,985,864    10,807,733
Receivable from outside investments             170,452     3,284,473
                                        ---------------   -----------

                TOTAL                       $41,856,528   $43,890,251
                                        ===============   ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                     $   556,483   $   837,870
    Brokerage commissions payable               213,487       217,676
    Administrative fees payable                   6,187         6,204
    Profit shares payable                       344,126       244,396
    Payable to outside investments                4,288             -
                                        ---------------   -----------

            Total liabilities               $ 1,124,571   $ 1,306,146
                                        ===============   ===========

PARTNERS' CAPITAL:
    General Partner:
        (2145 and 2145 SECTOR II Units)         332,638       307,633
        (3905 and 3905 SECTOR III Units)        598,971       549,638
    Limited Partners:
        (91092 and 103925 SECTOR II          14,126,187    14,904,769
         Units)
        (167383 and 190562 SECTOR III        25,674,161    26,822,065
         Units)
                                        ---------------   -----------

            Total partners' capital          40,731,957    42,584,105
                                        ---------------   -----------

                TOTAL                       $41,856,528   $43,890,251
                                        ===============   ===========

NET ASSET VALUE PER UNIT
     SECTOR II UNITS
         (Based on 93237 and 106070
          Units outstanding)                    $155.08       $143.42
                                        ===============   ===========

     SECTOR III UNITS
         (Based on 171288 and 194467
          Units outstanding)                    $153.39       $140.75
                                        ===============   ===========

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                     ------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                        For the three    For the three      For the nine    For the nine
                                         months ended     months ended       months ended    months ended
                                        September 30,     September 30,     September 30,   September 30,
                                             1997             1996               1997            1996
                                      ----------------   ----------------     -----------   -------------
REVENUES:
    Trading profits (loss):
        Realized                           $  949,254          $   49,467     $4,312,229      $1,061,965
        Change in unrealized                 (325,301)          1,858,822       (365,233)        466,653
                                      ----------------   ----------------     -----------   -------------

            Total trading results             623,953           1,908,289      3,946,996       1,528,618
                                      ----------------   ----------------     -----------   -------------

    Interest income                           377,289             482,880      1,178,020       1,640,125
    Income (loss) from investments          1,122,370                   -      1,072,252               -
                                      ----------------   ----------------     -----------   -------------

            Total revenues                  2,123,612           2,391,169      6,197,268       3,168,743
                                      ----------------   ----------------     -----------   -------------

EXPENSES:
    Profit shares                               7,815              52,084        457,126          87,125
    Brokerage commissions                     666,523           1,016,929      2,097,977       3,485,689
    Administrative fees                        19,044              27,066         59,942          92,820
                                      ----------------   ----------------     -----------   -------------

            Total expenses                    693,382           1,096,079      2,615,045       3,665,634
                                      ----------------   ----------------     -----------   -------------

NET INCOME (LOSS)                          $1,430,230          $1,295,090     $3,582,223      $ (496,891)
                                      ================   ================     ===========   =============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                           273,052             346,469        283,174         395,311
                                      ================   ================     ===========   =============

    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit                  $5.24               $3.74         $12.65          $(1.26)
                                      ================   ================     ===========   =============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1997 and 1996
             -----------------------------------------------------

                                Units                  Limited Partners          General Partner
                              ----------               ----------------          ---------------
                         SECTOR II   SECTOR III     SECTOR II    SECTOR III    SECTOR II    SECTOR III    Total
                           UNITS        UNITS         UNITS         UNITS        UNITS        UNITS
                         ----------  -----------  ------------   ----------   ------------  ----------  -------------
PARTNERS' CAPITAL,
  December 31, 1995        164,541      288,481    $20,324,051   $36,499,903    $268,488     $500,814   $ 57,593,256

Redemptions                (49,784)     (76,288)   (6,185,763)    (9,503,936)       (629)           -    (15,690,328)

Net loss                         -            -        226,509      (720,314)      5,156       (8,242)      (496,891)
                         ----------  -----------  ------------   ----------   -----------   ----------  -------------

PARTNERS' CAPITAL,
  September 30, 1996       114,757      212,193    $14,364,797   $26,275,653    $273,015     $492,572   $ 41,406,037
                         ==========  ===========  ============   ===========  ===========   ==========  =============

PARTNERS' CAPITAL,
  December 31, 1996        106,070      194,467    $14,904,769   $26,822,065    $307,633     $549,638   $ 42,584,105

Redemptions                (12,833)     (23,179)   (1,949,914)    (3,484,457)          -            -     (5,434,371)

Net income                       -            -      1,171,332     2,336,553      25,005       49,333      3,582,223
                         ----------  -----------  ------------   ----------   -----------   ----------  -------------

PARTNERS' CAPITAL,
  September 30, 1997        93,237      171,288    $14,126,187   $25,674,161    $332,638     $598,971   $ 40,731,957
                         ==========  ===========  ============   ===========  ===========   ==========  =============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                       (A Delaware Limited Partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ II L.P. (the "Partnership" or the "Fund") as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENT

  At September 30, 1997, the Partnership had an investment in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and ML Millburn Global L.L.C. ("Millburn LLC").

  Total revenues and fees with respect to such investments are set forth as follows:


    For the three months         Total       Brokerage      Administrative    Profit     Income from
  ended September 30, 1997      Revenue     Commissions         Fees          Shares     Investments
                             ------------   -------------   --------------   --------   -------------
SECTOR II UNITS
---------------

JWH LLC                        $  331,421    $ 49,600           $1,417        $11,953       $  268,451
                             ============    ========           ======        =======       ==========

SECTOR III UNITS
----------------

JWH LLC                        $1,027,371    $153,279           $4,380        $56,895       $  812,817
Millburn LLC                      126,681      73,857            2,110          9,612           41,102
                             ------------    --------           ------        -------       ----------

Total                          $1,154,052    $227,136           $6,490        $66,507       $  853,919
                             ============    ========           ======        =======       ==========

TOTAL ALL UNITS
---------------

JWH LLC                        $1,358,792    $202,879           $5,797        $68,848       $1,081,268
Millburn LLC                      126,681      73,857            2,110          9,612           41,102
                             ------------    --------           ------        --------       ---------

Total                          $1,485,473    $276,736           $7,907        $78,460       $1,122,370
                             ============    ========           ======        =======       ==========

   For the nine months           Total        Brokerage      Administrative   Profit     Income from
 ended September 30, 1997       Revenue      Commissions         Fees         Shares     Investments
                             ------------   -------------   --------------   --------   -------------
SECTOR II UNITS
---------------

JWH LLC                       $  312,917        $144,772          $ 4,135     $ 12,423     $  151,587
                              ==========        ========          =======     ========     ==========
SECTOR III UNITS
----------------

JWH LLC                       $  989,384        $372,546          $10,644     $ 58,178     $  548,016
Millburn LLC                     696,161         224,767            6,422       92,323        372,649
                              ----------        --------          --------    --------     ----------

Total                         $1,685,545        $597,313          $17,066     $150,501     $  920,665
                              ==========        ========          =======     ========     ==========
TOTAL ALL UNITS
---------------

JWH LLC                       $1,302,301        $517,318          $14,779     $ 70,601     $  699,603
Millburn LLC                     696,161         224,767            6,422       92,323        372,649
                              ----------        --------          --------    --------     ----------

Total                         $1,998,462        $742,085          $21,201     $162,924     $1,072,252
                              ==========        ========          =======     ========     ==========

As significant investees, income statement information for JWH LLC and Millburn LLC is set forth as follows:


    ML JWH FINANCIAL AND METALS PORTFOLIO LLC
    -----------------------------------------
         (a Delaware limited partnership)
         --------------------------------

               STATEMENTS OF INCOME
               --------------------

                                     For the three  For the nine
                                     months ended   months ended
                                     September 30,  September 30,
                                         1997           1997
                                   ---------------  -------------

REVENUES:
    Trading profits (loss):
        Realized                        $6,666,871     $3,199,095
        Change in unrealized             1,824,620      3,394,200
                                   ---------------  -------------

            Total trading results        8,491,491      6,593,295
                                   ---------------  -------------

    Interest income                        788,805      2,312,273
                                   ---------------  -------------

            Total revenues               9,280,296      8,905,568
                                   ---------------  -------------

EXPENSES:
    Profit shares                          389,699        406,321
    Brokerage commissions                1,446,028      4,088,876
    Administrative fees                     39,632        110,113
                                   ---------------  -------------

            Total expenses               1,875,359      4,605,310
                                   ---------------  -------------

NET INCOME                              $7,404,937     $4,300,258
                                   ===============  =============


             ML MILLBURN GLOBAL L.L.C.
             -------------------------
         (a Delaware limited partnership)
         --------------------------------

               STATEMENTS OF INCOME
               --------------------

                                     For the three    For the nine
                                      months ended    months ended
                                     September 30,   September 30,
                                          1997            1997
                                   ----------------  -------------
REVENUES:
    Trading profits (loss):
        Realized                        $1,198,944     $ 7,430,295
        Change in unrealized              (215,294)     (1,158,707)
                                   ----------------  -------------

            Total trading results          983,650       6,271,588
                                   ----------------  -------------

    Interest income                        400,945       1,151,318
                                   ----------------  -------------

            Total revenues               1,384,595       7,422,906
                                   ----------------  -------------

EXPENSES:
    Profit shares                          103,793         973,415
    Brokerage commissions                  876,568       2,702,727
    Administrative fees                     23,235          69,944
                                   ----------------  -------------

            Total expenses               1,003,596       3,746,086
                                   ----------------  -------------

NET INCOME                              $  380,999     $ 3,676,820
                                   ================  =============

3.  INCOME (LOSS) PER UNIT

  The profit and loss of the Sector II and Sector III Units for the three and nine months ended September 30, 1997 and 1996 are as follows:

                                                     3 Months
                             -----------------------------------------------------------
                                          1997                          1996
                             ----------------------------     --------------------------
                               Sector II       Sector III     Sector II     Sector III
                                 Units           Units          Units         Units
                             -------------     ----------     ----------    ----------
REVENUES:
Trading profits (loss):
   Realized                      $ 570,988     $  378,266     $  260,695    $ (211,228)
   Change in unrealized           (268,524)       (56,777)       667,263     1,191,559
                             -------------     ----------     ----------    ----------

    Total trading results          302,464        321,489        927,958       980,331

Interest income                    163,788        213,501        172,817       310,063
Income  from investments           268,451        853,919              -             -
                             -------------     ----------     ----------    ----------

Total revenues                     734,703      1,388,909      1,100,775     1,290,394
                             -------------     ----------     ----------    ----------

EXPENSES:
   Profit shares                    13,659         (5,844)        35,307        16,777
   Brokerage commissions           285,719        380,804        338,223       678,706
   Administrative fees               8,163         10,881          9,664        17,402
                             -------------     ----------     ----------    ----------
Total expenses                     307,541        385,841        383,194       712,885
                             -------------     ----------     ----------    ----------

NET INCOME (LOSS)                $ 427,162     $1,003,068     $  717,581    $  577,509
                             =============     ==========     ==========    ==========

NET INCOME (LOSS) PER UNIT:
Weighted average
number of units
outstanding                         96,540        176,512        122,136       224,333
                             -------------     ----------     ----------    ----------

Weighted average net
income (loss) per
Limited Partner and
General Partner Unit                 $4.42          $5.68          $5.88         $2.57
                             =============     ==========     ==========    ==========

                                                       9 Months
                              ------------------------------------------------------------
                                           1997                           1996
                              ----------------------------      --------------------------
                                Sector II         Sector III      Sector II    Sector III
                                  Units             Units           Units        Units
                              ------------       -----------      ---------    ----------
REVENUES:
Trading profits (loss):
   Realized                   $1,729,520          $2,582,709     $  168,841    $  893,124
   Change in unrealized         (148,563)           (216,670)       726,625      (259,972)
                              -----------        ------------    ----------    ----------

    Total trading results      1,580,957           2,366,039        895,466       633,152

Interest income                  483,701             694,319        598,746     1,041,379
Income  from investments         151,587             920,665              -             -
                              -----------        ------------    ----------    ----------

Total revenues                 2,216,245           3,981,023      1,494,212     1,674,531
                              -----------        ------------    ----------    ----------

EXPENSES:
   Profit shares                 128,960             328,166         53,902        33,223
   Brokerage commissions         866,200           1,231,777      1,175,071     2,310,618
   Administrative fees            24,748              35,194         33,574        59,246
                              -----------        ------------    ----------    ----------
Total expenses                 1,019,908           1,595,137      1,262,547     2,403,087
                              -----------        ------------    ----------    ----------

NET INCOME (LOSS)             $1,196,337          $2,385,886     $  231,665    $ (728,556)
                              ===========        ============    ==========    ==========

NET INCOME (LOSS) PER UNIT:
Weighted average
number of units
outstanding                      100,470             182,704        142,407       252,904
                              -----------        ------------    ----------    ----------

Weighted average net
income (loss) per
Limited Partner and
General Partner Unit              $11.91              $13.06          $1.63        $(2.88)
                              ===========        ============    ==========    ==========

4. FAIR VALUE AND OFF-BALANCE SHEET RISK


The Partnership's revenues by reporting category for the respective periods were as follows:


                        For the three             For the three             For the nine              For the nine
                         months ended              months ended             months ended              months ended
                        September 30,             September 30,             September 30,            September 30,
                             1997                      1996                     1997                      1996
                   ---------------------     ---------------------     ---------------------    ---------------------
Interest rates                 $ 347,873               $ 2,277,587                $   19,836               $  520,674
Stock indices                    182,751                  (273,439)                  809,579                 (683,099)
Commodities                     (542,091)                  824,140                   888,498                1,315,314
Currencies                       532,423                (1,222,491)                1,743,167                  691,500
Energy                           170,414                   204,955                   116,720                 (113,337)
Metals                           (67,417)                   97,537                   369,196                 (202,434)
                   ---------------------     ---------------------     ---------------------    ---------------------
                               $ 623,953               $ 1,908,289                $3,946,996               $1,528,618
                   =====================     =====================     =====================    =====================

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                             1997                                              1996
                     ------------------------------------------------          ------------------------------------------------
                           Commitment to             Commitment to                 Commitment to               Commitment to
                        Purchase (Futures,          Sell (Futures,              Purchase (Futures,            Sell (Futures,
                        Options & Forwards)       Options & Forwards)           Options & Forwards)         Options & Forwards)
                     --------------------        --------------------          --------------------        --------------------
Interest rates               $ 98,819,412                 $37,317,932                  $ 95,138,798                $ 26,476,691
Stock indices                   1,392,722                   2,955,591                       176,868                   2,826,046
Commodities                     6,816,571                   5,470,592                     9,295,728                   9,341,382
Currencies                     31,069,836                  38,546,293                    29,153,110                  38,839,020
Energy                            252,960                     902,891                       730,109                   1,523,142
Metals                         11,709,998                  12,563,389                    25,259,693                  26,658,962
                     --------------------        --------------------          --------------------        --------------------

                             $150,061,499                 $97,756,688                  $159,754,306                $105,665,243
                     ====================        ====================          ====================        ====================

The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:


                                           1997                                                      1996
                     ------------------------------------------------          ------------------------------------------------
                         Commitment to               Commitment to                 Commitment to               Commitment to
                      Purchase (Futures,            Sell (Futures,              Purchase (Futures,            Sell (Futures,
                      Options & Forwards)         Options & Forwards)           Options & Forwards)         Options & Forwards)
                     --------------------        --------------------          --------------------        --------------------
Exchange
   traded                    $114,151,189                 $51,411,742                  $113,185,811                $ 52,878,509
Non-Exchange
    traded                     35,910,310                  46,344,946                    46,568,495                  52,786,734
                     --------------------        --------------------          --------------------        --------------------

                             $150,061,499                 $97,756,688                  $159,754,306                $105,665,243
                     ====================        ====================          ====================        ====================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:


                                          1997                                                      1996
                     ------------------------------------------------          ------------------------------------------------
                         Commitment to              Commitment to                  Commitment to               Commitment to
                      Purchase (Futures,           Sell (Futures,               Purchase (Futures,            Sell (Futures,
                      Options & Forwards)        Options & Forwards)            Options & Forwards)         Options & Forwards)
                     --------------------        --------------------          --------------------        --------------------
Interest rates               $ 70,486,633                $ 53,673,766                  $162,359,930                $ 98,605,923
Stock indices                   2,267,261                   3,864,805                     9,700,138                   5,632,075
Commodities                    10,502,191                  10,697,801                    16,978,613                  10,571,424
Currencies                     26,917,618                  41,827,489                   102,425,601                 113,840,092
Energy                            548,612                     859,590                     1,582,405                   1,435,678
Metals                         12,744,850                  11,350,409                    15,520,586                  18,971,130
                     --------------------        --------------------          --------------------        --------------------

                             $123,467,165                $122,273,860                  $308,567,273                $249,056,322
                     ====================        ====================          ====================        ====================

As of September 30, 1997 and December 31, 1996, $21,076,691 and $19,264,937 of
the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:


                                      1997                                           1996
                   -----------------------------------------      -----------------------------------------
                          Gross                    Net                   Gross                    Net
                        Unrealized             Unrealized              Unrealized             Unrealized
                          Profit              Profit (Loss)              Profit              Profit (Loss)
                   ------------------     ------------------      ------------------     ------------------
Exchange
   traded                 $  766,787               $202,178               $  992,271               $536,071
Non-Exchange
    traded                 1,311,964                  5,630                1,763,586                 36,970
                --------------------   --------------------     --------------------   --------------------
                          $2,078,751               $207,808               $2,755,857               $573,041
                ====================   ====================     ====================   ====================

5.  RELATED PARTY TRANSACTIONS

MLIP is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purpose of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Operational Overview; Advisor Selections
----------------------------------------

Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.'s ("MLIP") ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

As of  October 1, 1997, the Partnership's assets were allocated as follows:


                                SECTOR II UNITS:
                                ---------------

                                                               %
TRADING ADVISOR                                SECTOR     ALLOCATION
---------------                              -----------  -----------

       John W. Henry & Company, Inc.         Financial/
                                             Metals            14.96
       Hyman Beck & Company, Inc.            Diversified       20.60
       Dominion Capital Management Inc.      Diversified       20.49
       Trendstat Capital Management, Inc.    Currencies        24.00
       Range Wise, Inc.                      Agriculture       19.95
                                                              ------
                                                              100.00%

                               SECTOR III UNITS:
                               ----------------

                                                            %
TRADING ADVISOR                             SECTOR     ALLOCATION
---------------                           -----------  -----------

       John W. Henry & Company, Inc.      Financial/
                                          Metals            25.48
       Graham Capital Management, L.P.    Diversified       17.52
       Range Wise, Inc.                   Agriculture       11.07
       Sunrise Capital Management         Diversified       20.04
       Millburn Ridgefield Corporation    Financial/
                                          Metals            11.90
       Hyman Beck & Company, Inc.         Diversified       13.99
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

Performance Summary
-------------------

                                SECTOR II UNITS:
                                ----------------

During the first nine months of 1996, the Series' average month-end Net Assets equaled $17,395,999, and the Series recognized gross trading gains of $895,466 or 5.15% of such average month-end Net Assets. Brokerage commissions of $1,175,071 or 6.75%, Administrative fees of $33,574 or .20% and Profit Shares of $53,902 or .31% of average month-end Net Assets were paid. Interest income of $598,746 or 3.44% of average month-end Net Assets resulted in a net gain of $231,665 or 1.33% of average month-end Net Assets, which resulted in a 1.92% increase in the Net Asset Value per Unit since December 31, 1995.


During the first nine months of 1997, the Series' average month-end Net Assets equaled $15,047,608, and the Series recognized gross trading gains of $1,580,957 or 10.51% of such average month-end Net Assets. Brokerage commissions of $866,200 or 5.76%, Administrative fees of $24,748 or .16% and Profit Shares of $128,960 or .86% of average month-end Net Assets were paid. Interest income of $483,701 or 3.21%, Gain from investments of $151,587 or 1.01% of average month-end Net Assets resulted in net gain of $1,196,337 or 7.95% of average month-end Net Assets which resulted in a 8.13% increase in the Net Asset Value of the Series per Unit since December 31, 1996.

During the first nine months of 1997 and 1996, the Series experienced 8 profitable months and 10 unprofitable months.


                               MONTH-END NET ASSET VALUE PER SECTOR II UNIT

            Jan.       Feb.       Mar.        Apr        May        Jun        Jul        Aug        Sep
-----------------------------------------------------------------------------------------------------------
1996        $129.65    $123.52    $122.45    $124.82    $123.17    $121.68    $124.98    $123.96    $127.55
-----------------------------------------------------------------------------------------------------------
1997        $150.05    $149.10    $148.60    $149.07    $147.91    $150.77    $158.23    $155.56    $155.08
-----------------------------------------------------------------------------------------------------------

                               SECTOR III UNITS:
                               -----------------

During the first nine months of 1996, the Series' average month-end Net Assets equaled $31,077,384 and the Series recognized gross trading gains of $633,152 or 2.05% of such average month-end Net Assets. Brokerage commissions of $2,310,618 or 7.44%, Administrative fees of $59,246 or .19% and Profit Shares of $33,223 or
 .11% of average month-end Net Assets were paid. Interest income of $1,041,379 or 3.35% of average month-end Net Assets resulted in net loss of $728,556 or 2.34% of average month-end Net Assets, which resulted in a 1.65% decrease in the Net Asset Value per Unit since December 31, 1995.

During the first nine months of 1997, the Series' average month-end Net Assets equaled $27,056,789, and the Fund recognized gross trading gains of $2,366,039 or 8.74% of such average month-end Net Assets. Brokerage commissions of $1,231,777 or 4.55%, Administrative fees of $35,194 or .13% and Profit Shares of $328,166 or 1.21% of average month-end Net Assets were paid. Interest income of $694,319 or 2.57%, Income from Investments of $920,665 or 3.40% of average month-end Net Assets resulted in net gain of $2,385,886 or 8.82 % of average month-end Net Assets which resulted in a 8.98% increase in the overall Net Asset Value per Unit since December 31, 1996.

During the first nine months of 1997 and 1996, the Series experienced 10 profitable months and 8 unprofitable months.


                               MONTH-END NET ASSET VALUE PER SECTOR III UNIT

            Jan.       Feb.       Mar.        Apr        May        Jun        Jul        Aug        Sep
-----------------------------------------------------------------------------------------------------------
1996        $132.39    $120.96    $120.08    $127.41    $124.26    $123.53    $125.16    $122.91    $126.15
-----------------------------------------------------------------------------------------------------------
1997        $147.15    $149.44    $150.41    $146.96    $146.16    $147.82    $156.23    $151.82    $153.39
-----------------------------------------------------------------------------------------------------------

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

      John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing aproximately 14.96% of the Sector II and 25.48% of the Sector III assets committed to trading October 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November 1996, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practice. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other information

  Effective August 11, 1997, Jonathan Bren joined Graham Capital Management L.P. ("Graham") as Managing Director and as a principal of the firm. Mr. Bren will be responsible for all aspects of business development and client relations at Graham. Mr. Bren was previously a Managing Director of Alpha Investment Management where he was involved in all aspects of the alternative investment business since September 1990. Prior to joining Alpha, from March 1988 to August 1990, Mr. Bren worked for Asher Edelman's hedge funds which specialized in event-driven investing. From January 1985 to February 1988, Mr. Bren worked in corporate finance at Drexel Burnham Lambert, specializing in the origination of convertible bonds for small companies. From May 1983 to December 1984, Mr. Bren was a corporate finance analyst at Allen and Company, Inc. Mr. Bren graduated from Franklin and Marshall College with a BA in Economics in 1982.

  Ms. Eilene Nicoll is the vice president of trading administration and a member of the Investment Policy Committee of John W. Henry & Company, Inc. ("JWH"). Prior to joining JWH in July 1997, Ms. Nicoll was a vice president beginning in January 1997 at Commercial Materials, L.L.C., a newly organized corporation which has not yet begun operations. She was a vice president and director at West Course Capital, Inc., a CTA, from January 1994 until it dissolved in December 1996. At West Course Capital, Inc., Ms. Nicoll was responsible for operations and administration. Prior to joining West Course Capital, Inc., she was a vice president at REFCO, Inc. from May 1991 to December 1993. While at REFCO, Inc., she was also a principal of Nikkhah & Nicoll Asset Management, Inc., a CPO. Ms. Nicoll was at Shearson Lehman Brothers from January 1987 to December 1990 as vice president-futures, and subsequently, from January 1991 to May 1991, at Moore Capital Management, Inc. where she was involved in all aspects of the commodity trading advisor business, including administration, marketing, and allocation of proprietary capital. From 1984 through 1986, she was an independent discretionary trader. Ms. Nicoll was employed at Commodities Corporation (USA) N.V. from 1978 to 1984 where she was an assistant vice president. Ms. Nicoll received her B.A. in psychology from Brooklyn College.


  Ms. Glenda G. Twist and Mr. John A. Ford are no longer principals of JWH effective August 1, 1997 and August 31, 1997, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits
           --------

      There are no exhibits required to be filed as part of this document.

      (b)  Reports on Form 8-K
           -------------------


      There were no reports on Form 8-K filed during the first nine months of fiscal 1997.

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



                            THE SECTOR STRATEGY FUND/SM/ II L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   (General Partner)



Date: November 14, 1997     By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  November 14, 1997    By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer, Vice President
                              and Treasurer