Form 10-Q
period 1998-03-31
SECTOR STRATEGY FUND II LP
filed 1998-05-11
CIK 867247

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                 --------------
                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

Commission File Number 0-18944

                       THE SECTOR STRATEGY FUND/SM/ II L.P.
                      -------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

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

                                  212-236-9757
              ----------------------------------------------------
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
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------


                                                                                March 31,              December 31,
                                                                                  1998                    1997
                                                                          ---------------------    ------------------
ASSETS
Accrued interest                                                                     $ 120,076             $ 127,467
Equity in commodity futures trading accounts:
    Cash and options premiums                                                       27,458,526            28,313,407
    Net unrealized profit on open contracts                                            802,323               671,259
Investments                                                                         11,010,484            12,352,605
Receivable from investments                                                            202,813                57,819
                                                                          ---------------------    ------------------

                TOTAL                                                             $ 39,594,222          $ 41,522,557
                                                                          =====================    ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                              $ 717,141             $ 259,060
    Brokerage commissions payable                                                      206,947               212,278
    Administrative fees payable                                                          5,912                 6,065
    Profit Shares payable                                                              239,782               394,697
                                                                          ---------------------    ------------------

            Total liabilities                                                      $ 1,169,782             $ 872,100
                                                                          =====================    ==================

PARTNERS' CAPITAL:
    General Partner:
        (2145 and 2145 SECTOR II Units)                                                323,365               335,409
        (3904 and 3905 SECTOR III Units)                                               621,671               620,882
    Limited Partners:
        (82618 and 86300 SECTOR II Units)                                           12,454,898            13,494,521
        (157150 and 164781 SECTOR III Units)                                        25,024,506            26,199,645
                                                                          ---------------------    ------------------

            Total partners' capital                                                 38,424,440            40,650,457
                                                                          ---------------------    ------------------

                TOTAL                                                             $ 39,594,222          $ 41,522,557
                                                                          =====================    ==================

NET ASSET VALUE PER UNIT:
     SECTOR II UNITS
         (Based on 84763 and 88445 Units outstanding)                                 $ 150.75              $ 156.37
                                                                          =====================    ==================

     SECTOR III UNITS
         (Based on 161054 and 168686 Units outstanding)                               $ 159.24              $ 159.00
                                                                          =====================    ==================

See notes to financial statements.

                     THE SECTOR STRATEGY FUND(SM) II L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                            For the three        For the three
                                             months ended         months ended
                                              March 31,            March 31,
                                                 1998                 1997
                                          -------------------  ----------------
REVENUES:
    Trading profits (loss):
        Realized                                    $756,035        $2,717,934
        Change in unrealized                         131,064          (122,914)
                                          -------------------  ----------------

            Total trading results                    887,099         2,595,020
                                          -------------------  ----------------

    Interest income                                  360,238           394,198
    (Loss) income from investments                  (821,241)          481,842
                                          -------------------  ----------------

            Total revenues                           426,096         3,471,060
                                          -------------------  ----------------

EXPENSES:
    Profit shares                                    242,877           312,858
    Brokerage commissions                            623,281           726,161
    Administrative fees                               17,808            20,747
                                          -------------------  ----------------

            Total expenses                           883,966         1,059,766
                                          -------------------  ----------------

NET (LOSS) INCOME                                  $(457,870)       $2,411,294
                                          ===================  ================

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                  253,969           294,144
                                          ===================  ================

    Weighted average net (loss) income
       per Limited Partner
      and General Partner Unit                        $(1.80)            $8.20
                                          ===================  ================


See notes to financial statements.

                     THE SECTOR STRATEGY FUND(SM) II L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
              For the three months ended March 31, 1998 and 1997
              --------------------------------------------------


                                                 Units                              Limited Partners
                                                 -----                              ----------------
                                     SECTOR II          SECTOR III           SECTOR II           SECTOR III
                                       UNITS               UNITS               UNITS                UNITS
                                       -----               -----               -----                -----
PARTNERS' CAPITAL,
  December 31, 1996                    106,070             194,467          $14,904,769          $26,822,065

Redemptions                             (4,707)            (11,840)            (703,164)          (1,762,045)

Net income                               -                   -                  541,842            1,820,652
                                     ----------         -----------         ------------         ------------

PARTNERS' CAPITAL,
  March 31, 1997                       101,363             182,627          $14,743,447          $26,880,672
                                     ==========         ===========         ============         ============

PARTNERS' CAPITAL,
  December 31, 1997                     88,445             168,686          $13,494,521          $26,199,645

Redemptions                             (3,682)             (7,632)            (561,076)          (1,206,912)

Net (loss) income                        -                   -                 (478,547)              31,773
                                     ----------         -----------         ------------         ------------

PARTNERS' CAPITAL,
  March 31, 1998                        84,763             161,054          $12,454,898          $25,024,506
                                     ==========         ===========         ============         ============


                                               General Partner
                                               ---------------
                                        SECTOR II         SECTOR III             Total
                                          UNITS              UNITS               -----
                                          -----              -----
PARTNERS' CAPITAL,
  December 31, 1996                      $307,633           $549,638          $42,584,105

Redemptions                                 -                  -               (2,465,209)

Net income                                 11,107             37,693            2,411,294
                                         ---------          ---------         ------------

PARTNERS' CAPITAL,
  March 31, 1997                         $318,740           $587,331          $42,530,190
                                         =========          =========         ============

PARTNERS' CAPITAL,
  December 31, 1997                      $335,409           $620,882          $40,650,457

Redemptions                                 -                   (159)          (1,768,147)

Net (loss) income                         (12,044)               948             (457,870)
                                         ---------          ---------         ------------

PARTNERS' CAPITAL,
  March 31, 1998                         $323,365           $621,671          $38,424,440
                                         =========          =========         ============

See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM)II L.P.
                       (A Delaware limited partnership)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) II L.P. (the "Partnership" or the "Fund") as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.   INVESTMENTS

     As of March 31, 1998 and December 31, 1997, the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and ML Millburn Global L.L.C. ("Millburn LLC") as follows:


                         1998            1997
                    ------------    ------------

JWH LLC             $  8,081,444    $  9,266,578
Millburn LLC           2,929,040       3,086,027
                    ------------    ------------
Total               $ 11,010,484    $ 12,352,605
                    ============    ============


     Total revenues and fees with respect to such investments are set forth as follows:


   For the three months          Total            Brokerage          Administrative           Profit              Loss from
   ended March 31, 1998         Revenue          Commissions              Fees                Shares             Investments
                            ----------------  -------------------  --------------------  ------------------  --------------------
SECTOR II Units
---------------

JWH LLC                           $(144,317)             $44,815                $1,281          $-                     $(190,413)
                            ================  ===================  ====================  ==================  ====================

SECTOR III Units
----------------

JWH LLC                           $(463,921)            $143,891                $4,112          $-                     $(611,924)
Millburn LLC                         48,992               65,913                 1,883                 100               (18,904)
                            ----------------  -------------------  --------------------  ------------------  --------------------

Total                             $(414,929)            $209,804                $5,995                $100             $(630,828)
                            ================  ===================  ====================  ==================  ====================

Total All Units
---------------

JWH LLC                           $(608,238)            $188,706                $5,393          $-                     $(802,337)
Millburn LLC                         48,992               65,913                 1,883                 100               (18,904)
                            ----------------  -------------------  --------------------  ------------------  --------------------

Total                             $(559,246)            $254,619                $7,276                $100             $(821,241)
                            ================  ===================  ====================  ==================  ====================


   For the three months           Total              Brokerage          Administrative           Profit              Income from
   ended March 31, 1997          Revenue            Commissions              Fees                Shares              Investments
                            -------------------  -------------------  --------------------  ------------------  --------------------

SECTOR II Units
---------------

JWH LLC                                $85,170              $49,747                $1,420                $470               $33,533
                            ===================  ===================  ====================  ==================  ====================

SECTOR III Units
----------------

JWH LLC                               $198,444             $115,127                $3,290            $  1,283               $78,744
Millburn LLC                           543,039               77,768                 2,222              93,484               369,565
                            -------------------  -------------------  --------------------  ------------------  --------------------

Total                                 $741,483             $192,895                $5,512            $ 94,767              $448,309
                            ===================  ===================  ====================  ==================  ====================

Total All Units
---------------

JWH LLC                               $283,614             $164,874                $4,710              $1,753              $112,277
Millburn LLC                           543,039               77,768                 2,222              93,484               369,565
                            -------------------  -------------------  --------------------  ------------------  --------------------

Total                                 $826,653             $242,642                $6,932             $95,237              $481,842
                            ===================  ===================  ====================  ==================  ====================

   Condensed statements of financial condition as of March 31, 1998 and December 31, 1997 and statements of operations for the periods ended March 31, 1998 and 1997 are set forth as follows:

                                               1998                                1997
                                   ----------------------------------  -----------------------------------
                                         JWH            Millburn             JWH             Millburn
                                         LLC               LLC               LLC               LLC
                                   ----------------- ----------------  ----------------- -----------------

Assets                                 $54,294,178      $33,747,360        $62,481,438       $35,584,936
                                   ================= ================  ================= =================

Liabilities                               $431,357         $662,386         $1,122,533        $1,454,659
Members' Capital                        53,862,821       33,084,974         61,358,905        34,130,277
                                   ----------------- ----------------  ----------------- -----------------

Total                                  $54,294,178      $33,747,360        $62,481,438       $35,584,936
                                   ================= ================  ================= =================

Revenues                               ($4,026,600)        $553,011         $2,281,696        $5,750,149

Expenses                                 1,342,197          813,068          1,487,835         1,975,225
                                   ----------------- ----------------  ----------------- -----------------

Net (Loss) Income                      ($5,368,797)       ($260,057)          $793,861        $3,774,924
                                   ================= ================  ================= =================


3.    INCOME (LOSS) PER UNIT

      The profit and loss of the Sector II and Sector III Units for the three months ended March 31, 1998 and 1997 are as follows:



                                                   1998                                          1997
                                 -----------------------------------------    ------------------------------------------
                                    Sector II               Sector III            Sector II               Sector III
                                      UNITS                   UNITS                 UNITS                   UNITS
                                 -----------------       -----------------    ------------------       -----------------
REVENUES:
Trading (loss) profits:
  Realized                              $(242,380)               $998,415            $1,034,967              $1,682,967
  Change in unrealized                     53,887                  77,177              (321,397)                198,483
                                 -----------------       -----------------    ------------------       -----------------

  Total trading results                  (188,493)              1,075,592               713,570               1,881,450

Interest income                           145,798                 214,440               155,409                 238,789
(Loss) income from investments           (190,413)               (630,828)               33,533                 448,309
                                 -----------------       -----------------    ------------------       -----------------

Total revenues                           (233,108)                659,204               902,512               2,568,548
                                 -----------------       -----------------    ------------------       -----------------

EXPENSES
  Profit shares                               517                 242,360                48,113                 264,745
  Brokerage commissions                   249,829                 373,452               293,076                 433,085
  Administrative fees                       7,138                  10,670                 8,374                  12,373
                                 -----------------       -----------------    ------------------       -----------------
Total expenses                            257,484                 626,482               349,563                 710,203
                                 -----------------       -----------------    ------------------       -----------------

NET (LOSS) INCOME                       $(490,592)                $32,722              $552,949              $1,858,345
                                 =================       =================    ==================       =================

NET (LOSS) INCOME PER UNIT:
Weighted average
number of units
outstanding                                87,424                 166,545               104,209                 189,935
                                 -----------------       -----------------    ------------------       -----------------

Weighted average net
 (loss) income per
Limited Partner and
General Partner Unit                       $(5.61)                  $0.20                 $5.31                   $9.78
                                 =================       =================    ==================       =================

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's total trading results by reporting category for the respective periods were as follows:


                                     For the three         For the three
                                     months ended          months ended
                                       March 31,             March 31,
                                         1998                  1997
                                  --------------------  --------------------
Interest rates                               $274,309              $128,728
Stock indices                                (115,659)              253,573
Commodities                                   302,801               637,828
Currencies                                     71,635             1,036,782
Energy                                        272,307                32,797
Metals                                         81,706               505,312
                                  --------------------  --------------------
                                             $887,099            $2,595,020
                                  ====================  ====================


Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:

                                       1998                                                 1997
                      --------------------------------------------         -------------------------------------------
                        Commitment to            Commitment to               Commitment to           Commitment to
                      Purchase (Futures,         Sell (Futures,            Purchase (Futures,        Sell (Futures,
                      Options & Forwards)      Options & Forwards)         Options & Forwards)     Options & Forwards)
                      -------------------      -------------------         ------------------      -------------------
Interest rates              $120,213,302              $46,249,277               $111,822,582              $61,960,093
Stock indices                  5,844,051                  148,993                    702,713                1,344,492
Commodities                    8,826,872               11,279,467                  6,118,437               10,527,025
Currencies                    20,885,233               43,029,583                 29,226,864               47,464,361
Energy                           710,360                1,813,234                  -                        1,638,290
Metals                         8,835,476               11,200,611                 10,026,403               13,459,084
                      -------------------      -------------------         ------------------      -------------------
                            $165,315,294             $113,721,165               $157,896,999             $136,393,345
                      ===================      ===================         ==================      ===================


The contract/notional values of the Partnership's exchange-traded and non-exchange traded open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                          1998                                                 1997
                      -------------------------------------------------    ------------------------------------------------
                         Commitment to               Commitment to            Commitment to              Commitment to
                       Purchase (Futures,            Sell (Futures,         Purchase (Futures,           Sell (Futures,
                      Options & Forwards)         Options & Forwards)      Options & Forwards)        Options & Forwards)
                      -------------------         -------------------      -------------------        -------------------
Exchange
   traded                 $  141,768,682               $  77,300,848           $  122,018,586              $  86,758,401
Non-Exchange
   traded                     23,546,612                  36,420,317               35,878,413                 49,634,944
                      -------------------         -------------------      -------------------        -------------------
                          $  165,315,294              $  113,721,165           $  157,896,999             $  136,393,345
                      ===================         ===================      ===================        ===================


The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:



                                         1998                                                1997
                      --------------------------------------------         -------------------------------------------
                        Commitment to            Commitment to               Commitment to           Commitment to
                      Purchase (Futures,         Sell (Futures,            Purchase (Futures,        Sell (Futures,
                      Options & Forwards)      Options & Forwards)         Options & Forwards)     Options & Forwards)
                      -------------------      -------------------         ------------------      -------------------
Interest rates              $126,146,540              $26,020,781                $77,088,151              $56,479,505
Stock indices                  3,971,822                3,475,759                  2,167,668                3,574,752
Commodities                    7,733,317               12,290,572                  9,214,751               10,374,651
Currencies                    26,789,277               43,631,393                 29,245,884               41,682,837
Energy                           525,877                1,675,373                    480,943                1,090,424
Metals                         8,485,203               12,013,394                 11,335,877               11,258,160
                      -------------------      -------------------         ------------------      -------------------
                            $173,652,036              $99,107,272               $129,533,274             $124,460,329
                      ===================      ===================         ==================      ===================


The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:



                                        1998                                       1997
                      ---------------------------------------     --------------------------------------
                           Gross                   Net                 Gross                  Net
                        Unrealized             Unrealized           Unrealized            Unrealized
                          Profit                 Profit               Profit                Profit
                      ----------------       ----------------     ----------------      ----------------
Exchange
 traded                    $1,011,515               $562,426           $1,026,367              $604,825
Non-Exchange
  traded                      770,906                239,897            1,284,841                66,434

                      ----------------       ----------------     ----------------      ----------------
                           $1,782,421               $802,323           $2,311,208              $671,259
                      ================       ================     ================      ================

Item 2:      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------


                 MONTH-END NET ASSET VALUE PER SECTOR II UNIT

                      ----------------------------------
                              Jan.     Feb.    Mar.
                      ----------------------------------
                      1997    $150.05  $149.10 $148.60
                      ----------------------------------
                      1998    $155.45  $151.98 $150.75
                      ----------------------------------



                 MONTH-END NET ASSET VALUE PER SECTOR III UNIT

                      ----------------------------------
                              Jan.     Feb.    Mar.
                      ----------------------------------
                      1997    $146.95  $149.44 $150.41
                      ----------------------------------
                      1998    $159.04  $156.52 $159.24
                      ----------------------------------

Performance Summary

January 1, 1997 to March 31, 1997

In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January and February proved profitable in currency trading; losses, however, were incurred in March.

Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Interest rate trading ended the quarter on a profitable note.

Agricultural commodity trading was mixed during the quarter. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.

January 1, 1998 to March 31, 1998

The Fund's positions in the global interest rate markets were profitable during the quarter. In Europe, an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe.

Gold prices drifted sideways and lower as Asian demand continued to slow and demand in the Middle East was affected by low oil prices. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems.

Trading results in stock index markets were mixed, but unprofitable, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Results in currency trading were also mixed, but profitable. In particular, the Swiss franc weakened versus the U.S. dollar.

Agricultural commodity markets provided profitable trading results overall. Live cattle and hog prices trended downward throughout the quarter. Cotton prices moved mostly upward during the quarter, but prices dropped off sharply at the end of March.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

There are no pending proceedings to which the Partnership or the General Partner is a party.


Item 2.    Changes in Securities and Use of Proceeds

           (a)  None.
           (b)  None.
           (c)  None.
           (d)  None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

     Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of Merrill Lynch Investment Partners Inc. ("MLIP"), has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLIP expects to announce his successor in the near future.

     The Fund will consolidate its trading accounts with those of certain other MLIP sponsored multi-advisor funds effective June 1, 1998.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits
                --------

           There are no exhibits required to be filed as part of this report.

           (b)  Reports on Form 8-K
                -------------------

           There were no reports on Form 8-K filed during the first three months of fiscal 1998.

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




                                  THE SECTOR STRATEGY FUND(SM) II L.P.




                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)






Date: May 11, 1998                By /s/ JOHN R. FRAWLEY, JR.
                                     ------------------------
                                     John R. Frawley, Jr.
                                     Chairman, Chief Executive Officer,
                                     President and Director



Date:  May 11, 1998               By /s/ SERGIO M. PAVONE
                                     ---------------------
                                     Sergio M. Pavone
                                     Vice President and Controller
                                     (Chief Accounting Officer)