Form 10-Q
period 1998-06-30
SECTOR STRATEGY FUND II LP
filed 1998-08-13
CIK 867247

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                 -------------

          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_________to_________

Commission File Number 0-18944


                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                 ---------------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)


            Delaware                                      13-3584544
---------------------------------             --------------------------------
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

                                 212-236-5662
         -------------------------------------------------------------
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

                                PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                 ---------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                         June 30,     December 31,
                                                                           1998           1997
                                                                       -------------  ------------
     ASSETS
     ------
     Accrued interest                                                   $     8,101    $   127,467
     Equity in commodity futures trading accounts:
       Cash and options premiums                                            379,619     28,313,407
       Net unrealized profit on open contracts                              (62,636)       671,259
     Investments                                                         34,515,719     12,352,605
     Receivable from investments                                            733,740         57,819
                                                                        -----------    -----------

         TOTAL                                                          $35,574,543    $41,522,557
                                                                        ===========    ===========

     LIABILITIES AND PARTNERS' CAPITAL
     ----------------------------------
     LIABILITIES:
       Redemptions payable                                              $   645,849    $   259,060
       Brokerage commissions payable                                             25        212,278
       Administrative fees payable                                                -          6,065
       Profit Shares payable                                                 49,916        394,697
                                                                        -----------    -----------

         Total liabilities                                                  695,790        872,100
                                                                        ===========    ===========

     PARTNERS' CAPITAL:
       General Partner:
         (832 and 2145 SECTOR II Units)                                     122,227        335,409
         (1595 and 3905 SECTOR III Units)                                   246,070        620,882
       Limited Partners:
         (76881 and 86300 SECTOR II Units)                               11,294,565     13,494,521
         (150484 and 164781 SECTOR III Units)                            23,215,891     26,199,645
                                                                        -----------    -----------

         Total partners' capital                                         34,878,753     40,650,457
                                                                        -----------    -----------

         TOTAL                                                          $35,574,543    $41,522,557
                                                                        ===========    ===========

     NET ASSET VALUE PER UNIT:
       SECTOR II UNITS
         (Based on 77713 and 88445 Units outstanding)                   $    146.91    $    156.37
                                                                        ===========    ===========

       SECTOR III UNITS
         (Based on 152079 and 168686 Units outstanding)                 $    154.27    $    159.00
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

                      THE SECTOR STRATEGY FUND/SM/ II L.P.
                      ------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                            For the three        For the three       For the six           For the six
                                             months ended        months ended        months ended          months ended
                                               June 30,            June 30,            June 30,              June 30,
                                                 1998                1997                1998                  1997
                                          -------------------  ------------------  -----------------     -----------------
REVENUES:
    Trading profits (loss):
        Realized                          $          476,556   $         645,041   $      1,232,591      $      3,362,975
        Change in unrealized                        (864,959)             82,983           (733,895)              (39,932)
                                          -------------------  ------------------  -----------------     -----------------

            Total trading results                   (388,403)            728,024            498,696             3,323,043
                                          -------------------  ------------------  -----------------     -----------------

    Interest income                                  239,015             406,532            599,253               800,731
    Loss from investments                           (522,328)           (531,960)        (1,343,569)              (50,118)
                                          -------------------  ------------------  -----------------     -----------------

            Total revenues                          (671,716)            602,596           (245,620)            4,073,656
                                          -------------------  ------------------  -----------------     -----------------

EXPENSES:
    Profit shares                                     58,767             136,454            301,644               449,311
    Brokerage commissions                            391,847             705,293          1,015,128             1,431,454
    Administrative fees                               11,195              20,150             29,003                40,898
                                          -------------------  ------------------  -----------------     -----------------

            Total expenses                           461,809             861,897          1,345,775             1,921,663
                                          -------------------  ------------------  -----------------     -----------------

NET (LOSS) INCOME                         $       (1,133,525)  $        (259,301)  $     (1,591,395)     $      2,151,993
                                          ===================  ==================  =================     =================

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                  240,862             282,328            247,415               288,237
                                          ===================  ==================  =================     =================

    Weighted average net (loss) income
       per Limited Partner
      and General Partner Unit            $            (4.71)  $           (0.92)  $          (6.43)     $           7.47
                                          ===================  ==================  =================     =================

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                 ---------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1998 and 1997
                -----------------------------------------------


                               Units                 Limited Partners           General Partner
                               -----                 ----------------           ---------------
                       SECTOR II   SECTOR III    SECTOR II     SECTOR III   SECTOR II   SECTOR III      Total
                         UNITS        UNITS        UNITS         UNITS        UNITS        UNITS        -----
                         -----        -----        -----         -----        -----        -----

PARTNERS' CAPITAL,
  December 31, 1996      106,070      194,467   $14,904,769   $26,822,065   $ 307,633    $ 549,638   $42,584,105

Redemptions               (7,948)     (15,159)   (1,188,009)   (2,250,077)          -            -    (3,438,086)

Net income                     -            -       753,412     1,355,238      15,763       27,580     2,151,993
                         -------      -------   -----------   -----------   ---------    ---------   -----------

PARTNERS' CAPITAL,
  June 30, 1997           98,122      179,308   $14,470,172   $25,927,226   $ 323,396    $ 577,218   $41,298,012
                         =======      =======   ===========   ===========   =========    =========   ===========

PARTNERS' CAPITAL,
  December 31, 1997       88,445      168,686   $13,494,521   $26,199,645   $ 335,409    $ 620,882   $40,650,457

Redemptions              (10,732)     (16,607)   (1,401,094)   (2,230,802)   (192,460)    (355,953)   (4,180,309)

Net loss                       -            -      (798,862)     (752,952)    (20,722)     (18,859)   (1,591,395)
                         -------      -------   -----------   -----------   ---------    ---------   -----------

PARTNERS' CAPITAL,
  June 30, 1998           77,713      152,079   $11,294,565   $23,215,891   $ 122,227    $ 246,070   $34,878,753
                         =======      =======   ===========   ===========   =========    =========   ===========


See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ II L.P.
                        (A Delaware limited partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ II L.P. (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2. INVESTMENTS

     Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by Merrill Lynch Investment Partners Inc. ("MLIP") allocate their assets to a number of the same Trading Advisors. However, because different Multi-Advisor Funds have historically allocated assets to slightly different Advisor groups, the Multi-Advisor Funds have often been required to open and maintain individual trading accounts with each Advisor. MLIP has decided to consolidate the trading accounts of nine of its Multi-Advisor Funds (including the Partnership) as of June 1, 1998. The consolidation is achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in a limited liability company, ML Multi-Manager Portfolio L.L.C. ("MM LLC ") which will open a single account with each Advisor selected. MM LLC is managed by MLIP, initially has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts.

     As of June 30, 1998 the Partnership had an investment in MM LLC and as of December 31, 1997, the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and ML Millburn Global L.L.C. ("Millburn LLC") as follows:

                                         1998                   1997
                                   ------------------    -------------------

             MM LLC                $      34,515,719     $                -
             JWH LLC                               -              9,266,578
             Millburn LLC                          -              3,086,027
                                   ------------------    -------------------
             Total                 $      34,515,719     $       12,352,605
                                   ==================    ===================

     During the second quarter of 1998, the Partnership withdrew its investments in JWH LLC and Millburn LLC.

   Total revenues and fees with respect to such investments are set forth as follows:

  For the three months       Total        Brokerage     Administrative     Profit      (Loss) Income from
  ended June 30, 1998       Revenue      Commissions         Fees          Shares          Investments
                         -------------- --------------- ---------------- ------------- -------------------
SECTOR II Units
---------------
JWH LLC                  $     (77,951) $       26,217  $           749  $          -  $         (104,917)
MM LLC                         123,860          85,317            2,438        18,450              17,655
                         -------------- --------------- ---------------- ------------- -------------------

Total                    $      45,909  $      111,534  $         3,187  $     18,450  $          (87,262)
                         ============== =============== ================ ============= ===================

SECTOR III Units
----------------
JWH LLC                  $    (247,779) $       84,347  $         2,409  $          -  $         (334,535)
MM LLC                         252,407         173,838            4,967        51,630              21,972
Millburn LLC                   (80,851)         40,495            1,157             -            (122,503)
                         -------------- --------------- ---------------- ------------- -------------------

Total                    $     (76,223) $      298,680  $         8,533  $     51,630  $         (435,066)
                         ============== =============== ================ ============= ===================

Total All Units
---------------
JWH LLC                  $    (325,730) $      110,564  $         3,158  $          -  $         (439,452)
MM LLC                         376,267         259,155            7,405        70,080              39,627
Millburn LLC                   (80,851)         40,495            1,157             -            (122,503)
                         -------------- --------------- ---------------- ------------- -------------------

Total                    $     (30,314) $      410,214  $        11,720  $     70,080  $         (522,328)
                         ============== =============== ================ ============= ===================

  For the three months       Total        Brokerage     Administrative     Profit        (Loss) from
  ended June 30, 1997       Revenue      Commissions         Fees          Shares         Investments
                         -------------- --------------- ---------------- ------------- -------------------

SECTOR II Units
---------------
JWH LLC                  $    (103,674) $       45,425  $         1,298  $          -  $         (150,397)
                         ============== =============== ================ ============= ===================

SECTOR III Units
----------------
JWH LLC                  $    (236,431) $      104,140  $         2,975  $          -  $         (343,546)
Millburn LLC                    26,441          73,142            2,090       (10,774)            (38,017)
                         -------------- --------------- ---------------- ------------- -------------------

Total                    $    (209,990) $      177,282  $         5,065  $    (10,774) $         (381,563)
                         ============== =============== ================ ============= ===================

Total All Units
---------------
JWH LLC                  $    (340,105) $      149,565  $         4,273  $          -  $         (493,943)
Millburn LLC                    26,441          73,142            2,090       (10,774)            (38,017)
                         -------------- --------------- ---------------- ------------- -------------------

Total                    $    (313,664) $      222,707  $         6,363  $    (10,774) $         (531,960)
                         ============== =============== ================ ============= ===================



   For the six months        Total        Brokerage     Administrative     Profit      (Loss) Income from
  ended June 30, 1998       Revenue      Commissions         Fees          Shares        Investments
                         -------------- --------------- ---------------- ------------- -------------------
SECTOR II Units
---------------
JWH LLC                  $    (222,269) $       71,032  $         2,029  $          -  $         (295,330)
MM LLC                         123,860          85,317            2,438        18,450              17,655
                         -------------- --------------- ---------------- ------------- -------------------

Total                    $     (98,409) $      156,349  $         4,467  $     18,450  $         (277,675)
                         ============== =============== ================ ============= ===================

SECTOR III Units
----------------
JWH LLC                  $    (711,700) $      228,238  $         6,521  $          -  $         (946,459)
MM LLC                         252,407         173,838            4,967        51,630              21,972
Millburn LLC                   (31,859)        106,408            3,040           100            (141,407)
                         -------------- --------------- ---------------- ------------- -------------------

Total                    $    (491,152) $      508,484  $        14,528  $     51,730  $       (1,065,894)
                         ============== =============== ================ ============= ===================

Total All Units
---------------
JWH LLC                  $    (933,969) $      299,270  $         8,550  $          -  $       (1,241,789)
MM LLC                         376,267         259,155            7,405        70,080              39,627
Millburn LLC                   (31,859)        106,408            3,040           100            (141,407)
                         -------------- --------------- ---------------- ------------- -------------------

Total                    $    (589,561) $      664,833  $        18,995  $     70,180  $       (1,343,569)
                         ============== =============== ================ ============= ===================


   For the six months        Total        Brokerage     Administrative     Profit      (Loss) Income from
  ended June 30, 1997       Revenue      Commissions         Fees          Shares         Investments
                         -------------- --------------- ---------------- ------------- -------------------

SECTOR II Units
---------------
JWH LLC                  $     (18,504) $       95,642  $         2,718  $          -  $         (116,864)
                         ============== =============== ================ ============= ===================

SECTOR III Units
----------------
JWH LLC                  $     (37,987) $      220,550  $         6,264  $          -  $         (264,801)
Millburn LLC                   569,480         150,910            4,312        82,711             331,547
                         -------------- --------------- ---------------- ------------- -------------------

Total                    $     531,493  $      371,460  $        10,576  $     82,711  $           66,746
                         ============== =============== ================ ============= ===================

Total All Units
---------------
JWH LLC                  $     (56,491) $      316,192  $         8,982  $          -  $         (381,665)
Millburn LLC             $     569,480  $      150,910  $         4,312  $     82,711  $          331,547
                         -------------- --------------- ---------------- ------------- -------------------

Total                    $     512,989  $      467,102  $        13,294  $     82,711  $          (50,118)
                         ============== =============== ================ ============= ===================


Condensed statements of financial condition and statements of operation for MM LLC, JWH LLC and Millburn LLC are set forth as follows:

                                          MM LLC                       JWH LLC                  Millburn LLC
                                    ------------------            -----------------           -----------------
                                       June 30, 1998              December 31, 1997           December 31, 1997

       Assets                       $     123,484,970             $     62,481,438            $     35,584,936
                                    ==================            =================           =================

       Liabilities                  $       3,872,011             $      1,122,533            $      1,454,659
       Members' Capital                   119,612,959                   61,358,905                  34,130,277
                                    ------------------            -----------------           -----------------

       Total                        $     123,484,970             $     62,481,438            $     35,584,936
                                    ==================            =================           =================

                                          MM LLC
                                    For the three months
                                    ended June 30, 1998
                                    ------------------

       Revenues                     $       1,307,775

       Expenses                             1,187,403
                                    ------------------

       Net Income                   $         120,372
                                    ==================



                                                                            JWH LLC
                             For the three months         For the three months       For the six months       For the six months
                             ended June 30, 1998          ended June 30, 1997       ended June 30, 1998      ended June 30, 1997
                        -------------------------     ------------------------    -----------------------  ----------------------

Revenues                $             (3,235,723)     $            (2,656,425)    $           (7,262,323)  $            (374,729)

Expenses                                 991,700                    1,242,115                  2,333,897               2,729,950
                        -------------------------     ------------------------    -----------------------  ----------------------

Net Loss                $             (4,227,423)     $            (3,898,540)    $           (9,596,220)  $          (3,104,679)
                        =========================     ========================    =======================  ======================


                                                                               Millburn LLC
                             For the three months         For the three months       For the six months       For the six months
                             ended June 30, 1998          ended June 30, 1997       ended June 30, 1998      ended June 30, 1997
                       -------------------------     ------------------------    -----------------------  ----------------------
Revenues                $             (4,405,864)     $               288,163     $           (7,484,700)  $           6,038,312

Expenses                                       -                      767,266                          -               2,742,491
                        -------------------------     ------------------------    -----------------------  ----------------------

Net (Loss) Income       $             (4,405,864)     $              (479,103)    $           (7,484,700)  $           3,295,821
                        =========================     ========================    =======================  ======================


3. INCOME (LOSS) PER UNIT


   The profit and loss of the Sector II and Sector III Units for the three and six months ended June 30, 1998 and 1997 are as follows:



                                                 ------------------  -----------------  ------------------  -----------------
                                                     Sector II          Sector III            Total            Sector II
                                                       UNITS              UNITS             All Units            UNITS
                                                 ------------------  -----------------  ------------------  -----------------
                                                   For the three      For the three       For the three      For the three
                                                   months ended        months ended       months ended        months ended
                                                   June 30, 1998       June 30, 1998      June 30, 1998       June 30, 1997
                                                 ------------------  -----------------  ------------------  -----------------
REVENUES:
Trading (loss) profits:
   Realized                                      $               -   $        476,556   $         476,556   $        123,564
   Change in unrealized                                   (176,771)          (688,188)           (864,959)           441,359
                                                 ------------------  -----------------  ------------------  -----------------

    Total trading results                                 (176,771)          (211,632)           (388,403)           564,923

Interest income                                             93,577            145,438             239,015            164,504
Loss from investments                                      (87,262)          (435,066)           (522,328)          (150,397)
                                                 ------------------  -----------------  ------------------  -----------------

Total revenues                                            (170,456)          (501,260)           (671,716)           579,030
                                                 ------------------  -----------------  ------------------  -----------------

EXPENSES
   Profit shares                                 $               -             58,767              58,767             67,188
   Brokerage commissions                                   154,133            237,714             391,847            287,405
   Administrative fees                                       4,403              6,792              11,195              8,211
                                                 ------------------  -----------------  ------------------  -----------------
Total expenses                                             158,536            303,273             461,809            362,804
                                                 ------------------  -----------------  ------------------  -----------------

NET (LOSS) INCOME                                $        (328,992)  $       (804,533)  $      (1,133,525)  $        216,226
                                                 ==================  =================  ==================  =================

NET (LOSS) INCOME PER UNIT:

Weighted average number of
units outstanding                                           82,576            158,286             240,862            100,662
                                                 ------------------  -----------------  ------------------  -----------------

Weighted average net (loss) income per
Limited Partner and General Partner Unit         $           (3.98)  $          (5.08)  $           (4.71)  $           2.15
                                                 ==================  =================  ==================  =================


                                                 -----------------   ------------------
                                                    Sector III             Total
                                                      UNITS              All Units
                                                 -----------------   ------------------
                                                  For the three        For the three
                                                   months ended        months ended
                                                   June 30, 1997       June 30, 1997
                                                 -----------------   ------------------
REVENUES:
Trading (loss) profits:
   Realized                                      $        521,477    $         645,041
   Change in unrealized                                  (358,376)              82,983
                                                 -----------------   ------------------
    Total trading results                                 163,101              728,024

Interest income                                           242,028              406,532
Loss from investments                                    (381,563)            (531,960)
                                                 -----------------   ------------------

Total revenues                                             23,566              602,596
                                                 -----------------   ------------------

EXPENSES
   Profit shares                                           69,266              136,454
   Brokerage commissions                                  417,888              705,293
   Administrative fees                                     11,939               20,150
                                                 -----------------   ------------------
Total expenses                                            499,093              861,897
                                                 -----------------   ------------------

NET (LOSS) INCOME                                $       (475,527)   $        (259,301)
                                                 =================   ==================

NET (LOSS) INCOME PER UNIT:

Weighted average number of
units outstanding                                         181,666              282,328
                                                 -----------------  -------------------

Weighted average net (loss) income per
Limited Partner and General Partner Unit         $          (2.62)   $           (0.92)
                                                 =================   ==================


                                                 ------------------  -----------------  ------------------  -----------------
                                                     Sector II          Sector III            Total            Sector II
                                                       UNITS              UNITS             All Units            UNITS
                                                 ------------------  -----------------  ------------------  -----------------

                                                    For the six        For the six         For the six        For the six
                                                   months ended        months ended       months ended        months ended
                                                   June 30, 1998       June 30, 1998      June 30, 1998       June 30, 1997
                                                 ------------------  -----------------  ------------------  -----------------
REVENUES:
Trading (loss) profits:
   Realized                                      $        (242,380)  $      1,474,971   $       1,232,591   $      1,158,532
   Change in unrealized                                   (122,884)          (611,011)           (733,895)           119,961
                                                 ------------------  -----------------  ------------------  -----------------

    Total trading results                                 (365,264)           863,960             498,696          1,278,493

Interest income                                            239,375            359,878             599,253            319,913
(Loss) Income from investments                            (277,675)        (1,065,894)         (1,343,569)          (116,864)
                                                 ------------------  -----------------  ------------------  -----------------

Total revenues                                            (403,564)           157,944            (245,620)         1,481,542
                                                 ------------------  -----------------  ------------------  -----------------

EXPENSES
   Profit shares                                               517            301,127             301,644            115,301
   Brokerage commissions                                   403,962            611,166           1,015,128            580,481
   Administrative fees                                      11,541             17,462              29,003             16,585
                                                 ------------------  -----------------  ------------------  -----------------
Total expenses                                             416,020            929,755           1,345,775            712,367
                                                 ------------------  -----------------  ------------------  -----------------

NET (LOSS) INCOME                                $        (819,584)  $       (771,811)  $      (1,591,395)  $        769,175
                                                 ==================  =================  ==================  =================

NET (LOSS) INCOME PER UNIT:

Weighted average number of
units outstanding                                           85,000            162,415             247,415            102,436
                                                 ------------------  -----------------  ------------------  -----------------

Weighted average net (loss) income per
Limited Partner and General Partner Unit         $           (9.64)  $          (4.75)  $           (6.43)  $           7.51
                                                 ==================  =================  ==================  =================

                                                   -----------------   ------------------
                                                      Sector III             Total
                                                        UNITS              All Units
                                                   -----------------   ------------------

                                                   For the six          For the six
                                                   months ended        months ended
                                                   June 30, 1997       June 30, 1997
                                                 -----------------   ------------------
REVENUES:
Trading (loss) profits:
   Realized                                      $      2,204,443    $       3,362,975
   Change in unrealized                                  (159,893)             (39,932)
                                                 -----------------   ------------------

    Total trading results                               2,044,550            3,323,043

Interest income                                           480,818              800,731
(Loss) Income from investments                             66,746              (50,118)
                                                 -----------------   ------------------

Total revenues                                          2,592,114            4,073,656
                                                 -----------------   ------------------

EXPENSES
   Profit shares                                          334,010              449,311
   Brokerage commissions                                  850,973            1,431,454
   Administrative fees                                     24,313               40,898
                                                 -----------------   ------------------
Total expenses                                          1,209,296            1,921,663
                                                 -----------------   ------------------

NET (LOSS) INCOME                                $      1,382,818    $       2,151,993
                                                 =================   ==================

NET (LOSS) INCOME PER UNIT:

Weighted average number of
units outstanding                                         185,801              288,237
                                                 -----------------  -------------------

Weighted average net (loss) income per
Limited Partner and General Partner Unit         $           7.44    $            7.47
                                                 =================   ==================

4. FAIR VALUE AND OFF-BALANCE SHEET RISK

As of June 1, 1998, the Partnership invested all of its assets in MM LLC. The Partnership is thus, invested indirectly in the trading of derivative instruments. The only derivative instruments held by the Partnership were offsetting commitments to purchase and sell the same derivative instruments on the same date in the future. These commitments were economically offsetting but were not, as a technical matter, offset in the forward market until settlement date.

The Partnership's total trading results by reporting category for the respective periods were as follows:

                        For the three        For the three        For the six         For the six
                         months ended         months ended        months ended        months ended
                           June 30,             June 30,            June 30,            June 30,
                             1998                 1997                1998                1997
                      -------------------   -----------------   -----------------   -----------------
Interest rates         $        (188,447)   $       (456,765)   $         85,862    $       (328,037)
Stock indices                    (23,475)            373,255            (139,134)            626,828
Commodities                      215,500             792,761             518,301           1,430,589
Currencies                      (415,288)            173,962            (343,653)          1,210,744
Energy                            40,544             (86,491)            312,851             (53,694)
Metals                           (17,237)            (68,698)             64,469             436,613
                      -------------------   -----------------   -----------------   -----------------
                       $        (388,403)   $        728,024    $        498,696    $      3,323,043
                      ===================   =================   =================   =================

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                         1998                                                1997
                      -------------------------------------------         --------------------------------------------
                        Commitment to            Commitment to              Commitment to            Commitment to
                      Purchase (Futures,        Sell (Futures,            Purchase (Futures,         Sell (Futures,
                      Options & Forwards)      Options & Forwards)        Options & Forwards)      Options & Forwards)
                      -------------------      ------------------         -------------------      -------------------
Interest rates         $               -        $              -           $     111,822,582        $      61,960,093
Stock indices                          -                       -                     702,713                1,344,492
Commodities                            -                       -                   6,118,437               10,527,025
Currencies                     6,716,268               6,716,268                  29,226,864               47,464,361
Energy                                 -                       -                  -                         1,638,290
Metals                         5,015,407               5,015,407                  10,026,403               13,459,084
                      -------------------      ------------------         -------------------      -------------------
                       $      11,731,675        $     11,731,675           $     157,896,999        $     136,393,345
                      ===================      ==================         ===================      ===================

The contract/notional values of the Partnership's exchange-traded and non-exchange traded open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:


                                           1998                                                  1997
                      --------------------------------------------------    ------------------------------------------------
                         Commitment to                Commitment to            Commitment to              Commitment to
                       Purchase (Futures,            Sell (Futures,          Purchase (Futures,           Sell (Futures,
                      Options & Forwards)          Options & Forwards)      Options & Forwards)        Options & Forwards)
                      ---------------------       ----------------------    ---------------------      ---------------------
Exchange
   traded              $                 -         $                  -      $       122,018,586        $        86,758,401
Non-Exchange
    traded                      11,731,675                   11,731,675               35,878,413                 49,634,944
                      ---------------------       ----------------------    ---------------------      ---------------------
                       $        11,731,675         $         11,731,675      $       157,896,999        $       136,393,345
                      =====================       ======================    =====================      =====================


The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:

                                         1998                                                1997
                      -------------------------------------------         --------------------------------------------
                        Commitment to            Commitment to              Commitment to            Commitment to
                      Purchase (Futures,        Sell (Futures,            Purchase (Futures,         Sell (Futures,
                      Options & Forwards)      Options & Forwards)        Options & Forwards)      Options & Forwards)
                      -------------------      ------------------         -------------------      -------------------
Interest rates        $      110,834,643       $      34,826,315          $       77,088,151       $       56,479,505
Stock indices                  3,655,697               4,182,365                   2,167,668                3,574,752
Commodities                    7,431,033              11,690,438                   9,214,751               10,374,651
Currencies                    28,698,720              37,883,065                  29,245,884               41,682,837
Energy                           504,061               1,591,262                     480,943                1,090,424
Metals                         8,308,205               9,647,544                  11,335,877               11,258,160
                      -------------------      ------------------         -------------------      -------------------
                      $      159,432,359       $      99,820,989          $      129,533,274       $      124,460,329
                      ===================      ==================         ===================      ===================


The gross unrealized profit and the net unrealized profit(loss) on the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                        1998                                            1997
                      -----------------------------------------     -----------------------------------------
                           Gross                    Net                   Gross                    Net
                        Unrealized              Unrealized              Unrealized             Unrealized
                          Profit                   Loss                   Profit                 Profit
                      ----------------       ------------------     -------------------      ----------------
Exchange
   traded             $             -        $               -      $        1,026,367       $       604,825
Non-Exchange
    traded                    560,820                  (62,636)              1,284,841                66,434

                      ================       ==================     ===================      ================
                      $       560,820        $         (62,636)     $        2,311,208       $       671,259
                      ================       ==================     ===================      ================

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The significant variations in both the statement of financial condition and the statement of operations line items is primarily due to the Partnership placing assets under the management of Advisors not through opening managed accounts with them but rather through investing in MM LLC.


                 MONTH-END NET ASSET VALUE PER SECTOR II UNIT


                Jan.       Feb.       Mar.       Apr.        May        Jun
    -------------------------------------------------------------------------
    1997       $150.05    $149.10    $148.60    $149.07    $147.91     150.77
    -------------------------------------------------------------------------
    1998       $155.45    $151.98    $150.75    $145.57     146.58     146.91
    -------------------------------------------------------------------------


                 MONTH-END NET ASSET VALUE PER SECTOR III UNIT


                Jan.       Feb.       Mar.       Apr.        May        Jun
    -------------------------------------------------------------------------
    1997       $146.95    $149.44    $150.41    $146.96     146.16     147.82
    -------------------------------------------------------------------------
    1998       $159.04    $156.52    $159.24    $151.72     154.09     154.27
    -------------------------------------------------------------------------

Performance Summary

January 1, 1997 to June 30, 1997

January 1, 1997 to March 31, 1997

In the currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January and February proved profitable in currency trading; losses, however, were incurred in March.

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

April 1, 1997 to June 30, 1997

In the currency markets, the dollar underwent a significant correction in the Spring against the Japanese yen due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. Currency trading was profitable for the quarter.

Global interest rate trading was unprofitable for the quarter. Losses were incurred in April and May. During April, U.S. bond prices moved in a directionless pattern, as investors remained concerned over inflation and its impact on further increases in interest rates by the U.S. Federal Reserve.

Agricultural commodity trading was profitable throughout the second quarter. May's profits were due to coffee prices surging beyond three dollars a pound for the first time in twenty years, on the possibility of frost in Brazil and reports of poor crops in smaller countries.

January 1, 1998 to June 30, 1998

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

April 1, 1998 to June 30, 1998

As swings in the U.S. dollar and developments in Japan affected bond markets, the Fund's interest rate trading during the quarter resulted in losses, particularly in Eurodollar deposits. Early in the quarter, U.S. Treasury trading was range-bound, as concern that the economy might be overheating was balanced by the potential impact of the Asian recession. Additionally, Australian bonds and bills saw a dramatic drop in prices in early June, as dollar-bloc currencies remained under pressure versus the U.S. dollar due to the Japanese/Asian crisis.

Metals and energy also resulted in losses. The depressed gold market weakened further following news of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion which was at the low end of expectations. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the quarter.

Results in currency trading were unprofitable, despite strong gains realized from Japanese yen positions, which weakened during June to an eight-year low versus the U.S. dollar. Trading results in stock index markets were unprofitable, as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the quarter and traded at a three-year low.

Agricultural commodity trading produced profits. The U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook and soybean prices traded in a volatile pattern for the second half of the quarter. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries.

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

         (a)   None.
         (b)   None.
         (c)   None.
         (d)   None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. (AMLIP@). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
              --------

         There are no exhibits required to be filed as part of this report.

         (b)  Reports on Form 8-K
              -------------------

         There were no reports on Form 8-K filed during the first six months of fiscal 1998.

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



                            THE SECTOR STRATEGY FUND/SM/ II L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: August 11, 1998       By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer,
                              President and Director



Date: August 11, 1998       By /s/ JO ANN DI DARIO
                               -------------------
                               Jo Ann Di Dario
                               Vice President, Chief Financial Officer
                               and Treasurer