Form 10-Q
period 1998-09-30
SECTOR STRATEGY FUND II LP
filed 1998-11-13
CIK 867247

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                 ------------------

          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------
Commission File Number 0-18944

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                     ------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                      13-3584544
---------------------------------             ---------------------------------
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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                           September 30,           December 31,
                                                               1998                    1997
                                                           -------------           ------------
ASSETS
------
Accrued interest                                             $         -            $   127,467
Equity in commodity futures trading accounts:
    Cash and options premiums                                          -             28,313,407
    Net unrealized profit on open contracts                            -                671,259
Investments                                                   35,831,554             12,352,605
Receivable from investments                                      484,358                 57,819
                                                             -----------            -----------

                TOTAL                                        $36,315,912            $41,522,557
                                                             ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                      $   484,333            $   259,060
    Brokerage commissions payable                                     25                212,278
    Administrative fees payable                                        -                  6,065
    Profit Shares payable                                              -                394,697
                                                             -----------            -----------

            Total liabilities                                    484,358                872,100
                                                             ===========            ===========

PARTNERS' CAPITAL:
    General Partner:
        (832 and 2145 SECTOR II Units)                           131,840                335,409
        (1595 and 3905 SECTOR III Units)                         265,476                620,882
    Limited Partners:
        (72450 and 86300 SECTOR II Units)                     11,480,673             13,494,521
        (143916 and 164781 SECTOR III Units)                  23,953,565             26,199,645
                                                             -----------            -----------

            Total partners' capital                           35,831,554             40,650,457
                                                             -----------            -----------

                TOTAL                                        $36,315,912            $41,522,557
                                                             ===========            ===========

NET ASSET VALUE PER UNIT:
     SECTOR II UNITS
         (Based on 73282 and 88445 Units outstanding)        $    158.46            $    156.37
                                                             ===========            ===========

     SECTOR III UNITS
         (Based on 145511 and 168686 Units outstanding)      $    166.44            $    159.00
                                                             ===========            ===========

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ II L.P.
                      ------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                              STATEMENTS OF INCOME
                              --------------------


                                          For the three    For the three   For the nine      For the nine
                                          months ended     months ended    months ended      months ended
                                          September 30,    September 30,   September 30,     September 30,
                                              1998             1997            1998               1997
                                          -------------    -------------   -------------     -------------
REVENUES:
    Trading (loss) profits :
        Realized                           $   (62,630)    $   949,254     $ 1,169,961       $ 4,312,229
        Change in unrealized                    62,636        (325,301)       (671,259)         (365,233)
                                           -----------     -----------     -----------       -----------

            Total trading results                    6         623,953         498,702         3,946,996
                                           -----------     -----------     -----------       -----------

    Interest income                             (1,096)        377,289         598,157         1,178,020
    Income from investments                  2,695,723       1,122,370       1,352,154         1,072,252
                                           -----------     -----------     -----------       -----------

            Total revenues                   2,694,633       2,123,612       2,449,013         6,197,268
                                           -----------     -----------     -----------       -----------

EXPENSES:
    Profit Shares                                    -           7,815         301,644           457,126
    Brokerage commissions                            -         666,523       1,015,128         2,097,977
    Administrative fees                              -          19,044          29,003            59,942
                                           -----------     -----------     -----------       -----------

            Total expenses                           -         693,382       1,345,775         2,615,045
                                           -----------     -----------     -----------       -----------

NET INCOME                                 $ 2,694,633     $ 1,430,230     $ 1,103,238       $ 3,582,223
                                           ===========     ===========     ===========       ===========

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                            226,064         273,052         240,299           283,174
                                           ===========     ===========     ===========       ===========

    Weighted average net income
       per Limited Partner
       and General Partner Unit            $     11.92     $      5.24     $      4.59       $     12.65
                                           ===========     ===========     ===========       ===========

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1998 and 1997
             -----------------------------------------------------



                                  Units                  Limited Partners              General Partner
                                  -----                  ----------------              ---------------
                          SECTOR II   SECTOR III    SECTOR II       SECTOR III     SECTOR II     SECTOR III        Total
                            UNITS        UNITS        UNITS           UNITS          UNITS         UNITS           -----
                            -----        -----        -----           -----          -----         -----
PARTNERS' CAPITAL,
  December 31, 1996       106,070      194,467     $14,904,769     $26,822,065     $ 307,633      $ 549,638     $42,584,105

Redemptions               (12,833)     (23,179)     (1,949,914)     (3,484,457)            -              -      (5,434,371)

Net income                      -            -       1,171,332       2,336,553        25,005         49,333       3,582,223
                          -------      -------     -----------     -----------     ---------      ---------     -----------

PARTNERS' CAPITAL,
  September 30, 1997       93,237      171,288     $14,126,187     $25,674,161     $ 332,638      $ 598,971     $40,731,957
                          =======      =======     ===========     ===========     =========      =========     ===========

PARTNERS' CAPITAL,
  December 31, 1997        88,445      168,686     $13,494,521     $26,199,645     $ 335,409      $ 620,882     $40,650,457

Redemptions               (15,163)     (23,175)     (2,082,016)     (3,291,713)     (192,459)      (355,953)     (5,922,141)

Net income (loss)               -            -          68,168       1,045,633       (11,110)           547       1,103,238
                          -------      -------     -----------     -----------     ---------      ---------     -----------

PARTNERS' CAPITAL,
  September 30, 1998       73,282      145,511     $11,480,673     $23,953,565     $ 131,840      $ 265,476     $35,831,554
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

                      THE SECTOR STRATEGY FUND/SM/ II L.P.
                        (A Delaware limited partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ II L.P. (the "Partnership" or the "Fund") as of September 30, 1998 and the results of its operations for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENTS

   Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by Merrill Lynch Investment Partners Inc. ("MLIP") allocate their assets to a number of the same Trading Advisors. However, because different Multi-Advisor Funds have historically allocated assets to slightly different Advisor groups, the Multi-Advisor Funds have often been required to open and maintain individual trading accounts with each Advisor. MLIP has decided to consolidate the trading accounts of nine of its Multi-Advisor Funds (including the Partnership) as of June 1, 1998. The consolidation is achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in a limited liability company, ML Multi-Manager Portfolio L.L.C. ("MM LLC ") which opened a single account with each Advisor selected. MM LLC is managed by MLIP, initially has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts.

   As of September 30, 1998 the Partnership had an investment in MM LLC and as of December 31, 1997, the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and ML Millburn Global L.L.C. ("Millburn LLC") as follows:


                                  1998              1997
                              ------------      ------------

 MM LLC                       $ 35,831,554      $          -
 JWH LLC                                 -         9,266,578
 Millburn LLC                            -         3,086,027
                              ------------      ------------
 Total                        $ 35,831,554      $ 12,352,605
                              ------------      ------------

  During the second quarter of 1998, the Partnership withdrew its investments in JWH LLC and Millburn LLC.

   Total revenues and fees with respect to such investments are set forth as follows:

   For the three months             Total           Brokerage       Administrative      Profit        Income from
   ended September 30,             Revenue         Commissions           Fees           Shares        Investments
          1998                   -----------       -----------     --------------    -----------      -----------
SECTOR II Units
---------------
MM LLC                           $ 1,349,860        $ 259,591         $  7,417        $  205,804       $   877,048
                                 ===========        =========         ========        ==========       ===========

SECTOR III Units
----------------
MM LLC                           $ 2,801,115        $ 538,694         $ 15,392        $  428,354       $ 1,818,675
                                 ===========        =========         ========        ==========       ===========

Total All Units
---------------
MM LLC                           $ 4,150,975        $ 798,285         $ 22,809        $  634,158       $ 2,695,723
                                 ===========        =========         ========        ==========       ===========

   For the three months             Total           Brokerage       Administrative      Profit        Income from
   ended September 30,             Revenue         Commissions           Fees           Shares        Investments
          1997                   -----------       -----------     --------------    -----------      -----------
SECTOR II Units
---------------
JWH LLC                          $   331,421       $   49,600        $   1,417        $   11,953      $   268,451
                                 ===========       ==========        =========        ==========      ===========

SECTOR III Units
----------------
JWH LLC                          $ 1,027,371       $  153,279        $   4,380        $   56,895      $   812,817
Millburn LLC                         126,681           73,857            2,110             9,612           41,102
                                 -----------       ----------        ---------        ----------      -----------

Total                            $ 1,154,052       $  227,136        $   6,490        $   66,507      $   853,919
                                 ===========       ==========        =========        ==========      ===========

Total All Units
---------------
JWH LLC                          $ 1,358,792       $  202,879        $   5,797        $   68,848      $ 1,081,268
Millburn LLC                         126,681           73,857            2,110             9,612           41,102
                                 -----------       ----------        ---------        ----------      -----------

Total                            $ 1,485,473       $  276,736        $   7,907        $   78,460      $ 1,122,370
                                 ===========       ==========        =========        ==========      ===========


    For the nine months                 Total           Brokerage      Administrative       Profit    (Loss) Income from
  ended September 30, 1998             Revenue         Commissions          Fees            Shares        Investments
                                     -----------      ------------     --------------     ----------- ------------------
SECTOR II Units
---------------
JWH LLC                              $  (222,269)      $    71,032       $      2,029      $       -       $  (295,330)
MM LLC                                 1,473,720           344,908              9,855        224,254          894,703
                                     -----------       -----------       ------------     ----------      -----------

Total                                $ 1,251,451       $   415,940       $     11,884     $  224,254      $   599,373
                                     ===========       ===========       ============     ==========      ===========

SECTOR III Units
----------------
JWH LLC                              $  (711,700)      $   228,238       $      6,521     $        -      $  (946,459)
MM LLC                                 3,053,522           712,532             20,359        479,984        1,840,647
Millburn LLC                             (31,859)          106,408              3,040            100         (141,407)
                                     -----------       -----------       ------------     ----------      -----------

Total                                $ 2,309,963       $ 1,047,178       $     29,920     $  480,084      $   752,781
                                     ===========       ===========       ============     ==========      ===========

Total All Units
---------------
JWH LLC                               $ (933,969)      $   299,270       $      8,550     $        -       (1,241,789)
MM LLC                                 4,527,242         1,057,440             30,214        704,238        2,735,350
Millburn LLC                             (31,859)          106,408              3,040            100         (141,407)
                                     -----------       -----------       ------------     ----------      -----------

Total                                $ 3,561,414       $ 1,463,118       $     41,804     $  704,338      $ 1,352,154
                                     ===========       ===========       ============     ==========      ===========

      For the nine months                Total         Brokerage         Administrative     Profit         Income from
    ended September 30, 1997            Revenue       Commissions             Fees          Shares         Investments
                                     -----------      -----------        ---------------  -----------     -------------
SECTOR II Units
---------------
JWH LLC                                $ 312,917       $ 144,772         $        4,135   $   12,423      $   151,587
                                     ===========       =========         ===============  ==========      ===========

SECTOR III Units
----------------
JWH LLC                                $ 989,384       $ 372,546         $       10,644   $   58,178      $   548,016
Millburn LLC                             696,161         224,767                  6,422       92,323          372,649
                                     -----------       ---------         ---------------  ----------      ----------

Total                                $ 1,685,545       $ 597,313         $       17,066   $  150,501      $   920,665
                                     ===========       =========         ===============  ==========      ===========

Total All Units
---------------
JWH LLC                              $ 1,302,301       $ 517,318         $       14,779   $   70,601      $   699,603
Millburn LLC                             696,161         224,767                  6,422       92,323          372,649
                                     -----------       ---------         ---------------  ----------      -----------

Total                                $ 1,998,462       $ 742,085         $       21,201   $  162,924      $ 1,072,252
                                     ===========       =========         ===============  ==========      ===========

  Condensed statements of financial condition and statements of income for MM LLC, JWH LLC and Millburn LLC are set forth as follows:


                           MM LLC                  JWH LLC             Millburn LLC
                       -------------------     ------------------    -----------------
                       September 30, 1998       December 31, 1997    December 31, 1997
                       -------------------     ------------------    -----------------
Assets                     $ 133,727,795           $ 62,481,438         $ 35,584,936
                       ==================      =================     ================

Liabilities                  $ 7,698,694            $ 1,122,533          $ 1,454,659
Members' Capital             126,029,101             61,358,905           34,130,277
                       ------------------      -----------------     ----------------

Total                      $ 133,727,795           $ 62,481,438         $ 35,584,936
                       ==================      =================     ================

                                                MM LLC
                          For the three months              For the nine months
                           ended September 30,               ended September 30,
                                 1998                              1998
                          --------------------              --------------------
Revenues                     $ 14,430,272                      $ 15,738,047

Expenses                        5,049,934                         6,237,337
                             -------------                     ------------

Net Income                   $  9,380,338                      $  9,500,710
                             =============                     ============

                                         JWH LLC

                     For the three months     For the nine months
                      ended September 30,      ended September 30,
                             1997                     1997
                   ----------------------     ---------------------

Revenues             $        $ 9,280,296          $      8,905,568

Expenses                        1,875,359                 4,605,310
                   ----------------------     ---------------------

Net Income           $        $ 7,404,937          $      4,300,258
                   ======================     =====================


                                       Millburn LLC

                     For the three months      For the nine months
                      ended September 30,       ended September 30,
                            1997                       1997
                     --------------------      --------------------

Revenues              $         1,384,595          $      7,422,906

Expenses                        1,003,596                 3,746,086
                     --------------------      --------------------

Net Income            $           380,999          $      3,676,820
                     ====================      ====================

3. INCOME PER UNIT

  The profit and loss of the Sector II and Sector III Units for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                             Sector II          Sector III                 Total
                                              UNITS               UNITS                  All Units
                                        ------------------   ------------------   -----------------------
                                          For the three       For the three           For the three
                                           months ended       months ended            months ended
                                        September 30, 1998   September 30, 1998     September 30, 1998
                                        ------------------   -------------------  -----------------------
REVENUES:
Trading (loss) profits:
   Realized                                 $ (16,741)              $ (44,659)            $ (61,400)
   Change in unrealized                        16,741                  44,665                61,406
                                            ----------            ------------          ------------

    Total trading results                           -                       6                     6

Interest income                                  (406)                   (690)               (1,096)
Income from investments                       877,048               1,818,675             2,695,723
                                            ----------            ------------          ------------

Total revenues                                876,642               1,817,991             2,694,633
                                            ----------            ------------          ------------
EXPENSES
   Profit Shares                                    -                       -                     -
   Brokerage commissions                            -                       -                     -
   Administrative fees                              -                       -                     -
                                            ----------            ------------          ------------
Total expenses                                      -                       -                     -
                                            ----------            ------------          ------------

NET INCOME                                  $ 876,642             $ 1,817,991           $ 2,694,633
                                            ==========            ============          ============

NET INCOME PER UNIT:

Weighted average number of
units outstanding                              76,117                 149,947               226,064
                                            ----------            ------------          ------------

Weighted average net income per
Limited Partner and General Partner Unit      $ 11.52                 $ 12.12               $ 11.92
                                            ==========            ============          ============
                                                  Sector II              Sector III               Total
                                                    UNITS                   UNITS               All Units
                                              -------------------  ---------------------    ------------------
                                                For the three           For the three         For the three
                                                 months ended           months ended          months ended
                                              September 30, 1997      September 30, 1997    September 30, 1997
                                              -------------------  ---------------------    ------------------
REVENUES:
Trading (loss) profits:
   Realized                                       $  570,988              $   378,266           $   949,254
   Change in unrealized                             (268,524)                 (56,777)             (325,301)
                                                  -----------             ------------          ------------

    Total trading results                            302,464                  321,489               623,953

Interest income                                      163,788                  213,501               377,289
Income from investments                              268,451                  853,919             1,122,370
                                                  -----------             ------------          ------------

Total revenues                                       734,703                1,388,909             2,123,612
                                                  -----------             ------------          ------------
EXPENSES
   Profit Shares                                      13,659                   (5,844)                7,815
   Brokerage commissions                             285,719                  380,804               666,523
   Administrative fees                                 8,163                   10,881                19,044
                                                  -----------             ------------          ------------
Total expenses                                       307,541                  385,841               693,382
                                                  -----------             ------------          ------------

NET INCOME                                        $  427,162              $ 1,003,068           $ 1,430,230
                                                  ===========             ============          ============

NET INCOME PER UNIT:

Weighted average number of
units outstanding                                     96,540                  176,512               273,052
                                                  -----------             ------------          ------------

Weighted average net income per
Limited Partner and General Partner Unit          $     4.42              $      5.68           $      5.24
                                                  ===========             ============          ============

                                               Sector II                 Sector III                   Total
                                                 UNITS                      UNITS                   All Units
                                        -------------------------   ----------------------   ------------------------
                                            For the nine                 For the nine               For the nine
                                            months ended                 months ended               months ended
                                         September 30, 1998            September 30, 1998         September 30, 1998
                                         ------------------            ------------------         -------------------
REVENUES:
Trading (loss) profits:
   Realized                                  $ (259,121)                    $ 1,430,312                 $ 1,171,191
   Change in unrealized                        (106,144)                       (566,345)                   (672,489)
                                         ------------------            ------------------         -------------------
    Total trading results                      (365,265)                        863,967                     498,702

Interest income                                 238,969                         359,188                     598,157
Income from investments                         599,373                         752,781                   1,352,154
                                         ------------------            ------------------         -------------------
Total revenues                                  473,077                       1,975,936                   2,449,013
                                         ------------------            ------------------         -------------------
EXPENSES
   Profit Shares                                    517                         301,127                     301,644
   Brokerage commissions                        403,962                         611,166                   1,015,128
   Administrative fees                           11,541                          17,462                      29,003
                                         ------------------            ------------------         -------------------
Total expenses                                  416,020                         929,755                   1,345,775
                                         ------------------            ------------------         -------------------
NET INCOME                                     $ 57,057                     $ 1,046,181                 $ 1,103,238
                                         ==================            ==================         ===================

NET INCOME PER UNIT:

Weighted average number of
units outstanding                                82,039                         158,260                     240,299
                                         ------------------            ------------------         -------------------
Weighted average net  income per
Limited Partner and General Partner Unit         $ 0.70                            6.61                      $ 4.59
                                         ==================            ==================         ===================

                                                           Sector II               Sector III                    Total
                                                             UNITS                    UNITS                    All Units
                                                    ------------------------ ------------------------   -------------------
                                                       For the nine             For the nine                 For the nine
                                                       months ended             months ended                 months ended
                                                    September 30, 1997        September 30, 1997           September 30, 1997
                                                    ---------------------    --------------------       ---------------------
REVENUES:
Trading (loss) profits:
   Realized                                             $ 1,729,520             $ 2,582,709                    $ 4,312,229
   Change in unrealized                                    (148,563)               (216,670)                      (365,233)
                                                       -------------            ------------                   ------------

    Total trading results                                 1,580,957               2,366,039                      3,946,996

Interest income                                             483,701                 694,319                      1,178,020
Income from investments                                     151,587                 920,665                      1,072,252
                                                       -------------            ------------                   ------------

Total revenues                                            2,216,245               3,981,023                      6,197,268
                                                       -------------            ------------                   ------------

EXPENSES
   Profit Shares                                            128,960                 328,166                        457,126
   Brokerage commissions                                    866,200               1,231,777                      2,097,977
   Administrative fees                                       24,748                  35,194                         59,942
                                                       -------------            ------------                   ------------
Total expenses                                            1,019,908               1,595,137                      2,615,045
                                                       -------------            ------------                   ------------

NET INCOME                                              $ 1,196,337             $ 2,385,886                    $ 3,582,223
                                                       =============            ============                   ============

NET INCOME PER UNIT:

Weighted average number of
units outstanding                                           100,470                 182,704                        283,174
                                                       -------------            ------------                   ------------

Weighted average net  income per
Limited Partner and General Partner Unit                    $ 11.91                 $ 13.06                        $ 12.65
                                                       =============            ============                   ============

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

The Partnership's total trading results by reporting category for the respective periods were as follows:

                    For the three       For the three     For the nine        For the nine
                     months ended       months ended      months ended        months ended
                    September 30,       September 30,     September 30,      September 30,
                         1998               1997              1998                1997
                    -------------       -------------     -------------      -------------
Interest rates        $      -           $ 347,873          $ 85,862           $ 19,836
Stock indices                -             182,751          (139,133)           809,579
Commodities                  -            (542,091)          518,302            888,498
Currencies                   6             532,423          (343,652)         1,743,167
Energy                       -             170,414           312,853            116,720
Metals                       -             (67,417)           64,470            369,196
                    -------------        ---------         ---------        -----------
                      $      6           $ 623,953         $ 498,702        $ 3,946,996
                    =============        =========         =========        ===========

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of December 31, 1997 were as follows:


                                            1997
                        ---------------------------------------------
                          Commitment to           Commitment to
                         Purchase (Futures,        Sell (Futures,
                        Options & Forwards)      Options & Forwards)
                        -------------------      --------------------

Interest rates            $ 111,822,582            $  61,960,093
Stock indices                   702,713                1,344,492
Commodities                   6,118,437               10,527,025
Currencies                   29,226,864               47,464,361
Energy                           -                     1,638,290
Metals                       10,026,403               13,459,084
                          -------------            -------------
                          $ 157,896,999            $ 136,393,345
                          =============            =============

The contract/notional values of the Partnership's exchange-traded and non-exchange traded open derivative instrument positions as of December 31, 1997 were as follows:

                                              1997
                       ------------------------------------------------
                          Commitment to               Commitment to
                       Purchase (Futures,             Sell (Futures,
                       Options & Forwards)         Options & Forwards)
                       ------------------         ---------------------
Exchange
   traded                 $  122,018,586                $  86,758,401
Non-Exchange
   traded                     35,878,413                   49,634,944
                          ---------------               ---------------
                          $  157,896,999                $ 136,393,345
                          ===============               ===============

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1998 and the year ended December 31, 1997 were as follows:

                                                     1998                                                 1997
                              ----------------------------------------------------   -----------------------------------------------
                                   Commitment to               Commitment to             Commitment to             Commitment to
                                 Purchase (Futures,           Sell (Futures,          Purchase (Futures,           Sell (Futures,
                                Options & Forwards)         Options & Forwards)       Options & Forwards)       Options & Forwards)
                              -------------------------   ------------------------   ---------------------    ---------------------
Interest rates                      $ 110,834,643               $ 34,826,315               $ 77,088,151              $ 56,479,505
Stock indices                           3,655,697                  4,182,365                  2,167,668                 3,574,752
Commodities                             7,431,034                 11,690,438                  9,214,751                10,374,651
Currencies                             25,112,602                 33,215,902                 29,245,884                41,682,837
Energy                                    504,061                  1,591,262                    480,943                 1,090,424
Metals                                  7,369,691                  8,517,697                 11,335,877                11,258,160
                                    -------------               ------------              -------------             -------------
                                    $ 154,907,728               $ 94,023,979              $ 129,533,274             $ 124,460,329
                                    =============               ============              =============             =============

The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of December 31, 1997 were as follows:

                                                     1997
                       ---------------------------------------------------------
                                Gross                              Net
                              Unrealized                       Unrealized
                                Profit                           Profit
                       -------------------------          ----------------------
Exchange
   traded                     $ 1,026,367                       $ 604,825
Non-Exchange
   traded                       1,284,841                          66,434
                              -----------                       ---------
                              $ 2,311,208                       $ 671,259
                              ===========                       =========

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

On November 1, 1998, the Sector III Units will restart its trading program for a third "time horizon" of two years' duration, with a new Principal Assurance Date of October 31, 2000. Were the October 31, 2000 ending NAV per Unit to equal $166.44 per Unit (the NAV per Unit as of September 30, 1998), the assured minimum NAV per Unit as of the new Principal Assurance Date, would be 80% of $166.44 or $133.15. The amount of the assured minimum NAV per Sector III Unit for the third "time horizon" will be disclosed to Unitholders in November, 1998, once the final October 31, 1998 NAV per Unit is determined.

The new minimum NAV per Sector III Unit will be guaranteed only in respect of Sector III Units outstanding as of October 31, 2000. Unitholders who redeem prior to that date will not be entitled to any benefits under the guarantee. In all other respects, the current business terms of the Sector III Units will continue unchanged during its third "time horizon." No new redemption charges will be imposed, and the Sector III Unit's brokerage commissions will continue to be calculated on the same basis as they have to date.

The guarantee of a minimum NAV per Sector III Unit as of the Fund's third Principal Assurance Date is not a guarantee of profit. If the NAV per Unit as of the third Principal Assurance Date is not more than the guaranteed minimum NAV per Unit, Unitholders will not only have lost 20% of the value of their investment on October 31, 1998, but also the entire use of their invested funds for approximately two years.

                               MONTH-END NET ASSET VALUE PER SECTOR II UNIT
----------------------------------------------------------------------------------------------------------
           Jan.       Feb.       Mar.       Apr.        May        Jun        Jul        Aug       Sep
----------------------------------------------------------------------------------------------------------
1997       $150.05    $149.10    $148.60    $149.07    $147.91    $150.77    $158.23    $155.56    $155.08
----------------------------------------------------------------------------------------------------------
1998       $155.45    $151.98    $150.75    $145.57    $146.58    $146.91    $147.09    $155.15    $158.46
----------------------------------------------------------------------------------------------------------

                              MONTH-END NET ASSET VALUE PER SECTOR III UNIT

----------------------------------------------------------------------------------------------------------
           Jan.       Feb.       Mar.       Apr.        May        Jun        Jul        Aug       Sep
----------------------------------------------------------------------------------------------------------
1997       $147.15    $149.44    $150.41    $146.96    $146.16    $147.82    $156.23    $151.82    $153.39
----------------------------------------------------------------------------------------------------------
1998       $159.04    $156.52    $159.24    $151.72    $154.09    $154.27    $154.50    $162.95    $166.44
----------------------------------------------------------------------------------------------------------

Performance Summary

January 1, 1997 to September 30, 1997 by Quarter
------------------------------------------------
January 1, 1997 to March 31, 1997

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

July 1, 1997 to September 30, 1997

In the currency markets, the U.S. dollar rose dramatically in July, reflecting the dollar's role as a haven for currency traders skeptical over the "Euro", the new single European currency that is supposed to start replacing several European national denominations 1n 1999. Beginning in August, the dollar corrected against the Eurocurrencies in advance of well-advertised tightening by the Bundesbank. Currency trading was unprofitable in August and September.

Global interest rate trading was profitable in July and September. During the third quarter, economic data in key countries was positive indicating lower inflation and igniting a worldwide rally in the bond markets. Specifically, investor sentiment was particularly strong in the U.S., where prices on the 30-year Treasury bond and 10-year Treasury note rose to their highest levels in over two years. This followed a largely positive economic report delivered by Federal Reserve Chairman Greenspan in testimony before Congress.

Agricultural commodity trading was unprofitable throughout the quarter. Soybean and corn prices were on an upward trend in July as rain missed the driest growing areas and more hot weather was forecast.

January 1, 1998 to September 30, 1998 by Quarter
------------------------------------------------
January 1, 1998 to March 31, 1998

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

Metals and energy trading provided mixed results. The depressed gold market weakened further following news of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion which was at the low end of expectations. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the quarter.

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

July 1, 1998 to September 30, 1998

Fund performance in July was essentially flat. In August and continuing into September, financial markets in general were characterized by a flight to quality that resulted from uncertainty over Russia's solvency, continued weakness in Asia, and concerns that recessionary conditions would spread to the United States and Europe. These factors, combined with generally less liquid market conditions, led to a marked widening in bond credit spreads and a broad sell-off in world-wide equity markets. Managed futures funds exhibited strong non-correlation to world markets in August and again in September, generating significant profits on the long side of interest rates and the short side of the commodity markets.

Interest rate trading was particularly profitable during the quarter in positions in Eurodollars, German and Japanese bonds, and U.S. Treasury notes and bonds. The growth rate of the world bond market declined to its lowest level since 1987 at 7.7%, down 4.0% from the last peak in 1993. Global investors poured funds into such instruments as U.S. Treasury issues and German Bunds, staging a major flight to quality. As a result, there was a significant widening of credit spreads on a global basis. Global fund managers also increased their already-overweight exposure to U.S. Treasuries to a record high. The impact of these events was that in September, the yield on the Japanese 5-year bond fell to .67%, an all-time low, German 10-year Bunds fell to 3.89%, representing almost a 100-year low, and the 30-year bond in the U.S. dropped to its lowest level on record.

The Fund profited from its currency trading during the quarter with significant gains from short Japanese yen and Canadian dollar positions, as well as long Deutsche mark positions. In the currency markets, Japan's problems spread to other sectors of the global economy, causing commodities prices to decline as demand from the Asian economies weakened, in turn putting pressure on Canada's commodity-sensitive currency. In Germany, the federal election resulted in a shift to the left, as Chancellor Helmut Kohl, after sixteen years in office, lost to Gerhard Schroder. Surprisingly, this promoted a continued strengthening of the Deutsche mark versus the U.S. dollar.

As U.S. equity markets declined in July and August, the Fund profited from short positions in the S&P 500(R), most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment, and the Fund incurred modest losses in the stock index sector during September, but remained profitable for the quarter overall in these markets.

Energy trading also resulted in gains for the quarter. Short crude oil positions proved profitable for the Fund as prices remained under pressure from excessive physical availability. Unleaded gas positions also generated strong profits for the Fund.

The agricultural sector generated profits overall for the quarter. As commodity markets collapsed in August, profits were generated on the short side of corn and sugar positions, which offset losses in the soybean complex. The harvest of the second largest U.S. corn crop on record resulted in prices dropping to the lowest levels in over 10 years. Prospects for a large production surplus of sugar kept pressure on the sugar market and also resulted in low prices. However, in September, the Fund was caught on the long side of the soybean complex resulting in losses as the U.S. soybean crop increased relative to the USDA's production estimate as a result of timely rains, which contributed to lower prices.

In the metals markets, gold prices attempted to move higher against a backdrop of volatility in major equity markets, increasing concerns about emerging markets, economic chaos in Russia, weakness in the U.S. dollar, and increasing worries about global economic conditions. However, gold was unable to extend rallies and build any significant upside momentum resulting in a trendless environment and resulting losses in gold positions for the Fund.

Year 2000 Compliance
--------------------

As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that the company is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. Merrill Lynch expects the renovation phase (as discussed below) of its Year 2000 efforts to be substantially completed by December 31, 1998, thereby allowing the company to focus on additional testing efforts and integration of the Year 2000 programs of recent acquisitions during 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results
of operations, or financial condition.   This effect could include disruption of
normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six segments or phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. Finally, the integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems.

In 1996 and 1997, as part of the planning and pre-renovation phases, both plans and funding of plans for inventory, preparation, renovation, and testing of computer systems for the Y2K problem were approved. All plans for both mission-critical and non-mission-critical systems are tracked and monitored. The work associated with the Year 2000 Compliance Initiative has been accomplished by Merrill Lynch employees, with the assistance of consultants where necessary.

As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in a test sponsored by the Bank of England's Central Gilts Office.

Each business area within Merrill Lynch also continues to develop specific contingency plans, with the particular choice of contingency action dependent on the severity of the problem being addressed, the availability of alternative products, and the level of importance of the business activity supported by the problematic system. As part of the Year 2000 Compliance Initiative, Merrill Lynch has undertaken a business readiness/risk management effort in which each line of business will identify scenarios in order to develop plans to reduce risks associated with a Y2K problem.

Merrill Lynch continues to survey and communicate with parties with whom it has important relationships that may be associated with information technology Y2K problems, as well as parties that may be associated with non-information technology Y2K problems, such as landlords. Management is unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem, particularly parties outside the U.S., where it is believed that remediation efforts relating to the Y2K problem may be less advanced than in the U.S. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successful. The failure of securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Nearly 10% of the current year's technology budget has been allocated to the Year 2000 Compliance Initiative. As of the end of the 1998 third quarter, the total estimated expenditures associated with the entire Year 2000 Compliance Initiative were expected to be approximately $400 million, of which $160 million is remaining. The majority of these remaining expenditures are expected to cover software remediation, testing, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

European Economic and Monetary Union ("EMU")
--------------------------------------------

As of January 1, 1999, the "euro" will be adopted as the common legal currency of participating member states of the EMU. The euro and participating member currencies will co-exist through July 1, 2002, with the euro gradually replacing member national currencies. The introduction of and conversion to the euro is expected to have significant implications for the business, as well as the computer systems and operational processes, of Merrill Lynch.

The introduction of the euro will bring about fundamental changes in the structure and nature of the European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase. Merrill Lynch does not expect the introduction of the euro to have a negative effect on its business, currency risk, or competitive positioning in the European markets. The International Swaps and Derivatives Association, Inc. has established an EMU protocol agreement that parties to derivatives contracts may use to amend their agreements to ensure continuity of contract during the conversion period. Merrill Lynch is a party to this protocol agreement.

Merrill Lynch's program to address the introduction of and conversion to the euro and the associated systems and operational implications and challenges has been divided into three phases: analysis, mobilization, and implementation. The analysis phase began in the third quarter of 1997 and focused upon analyzing the likely implications of the EMU and assessing the operational and systems impact on Merrill Lynch. During this phase, a database containing the primary compliance challenges of the EMU was developed, and working groups were established to drive the EMU preparation effort within the different product lines and principal operating locations. The mobilization phase began in the fourth quarter of 1997 and focused upon developing project plans and establishing an organizational and project structure to address various business requirements. The implementation phase, which began in December 1997, is concerned with implementing the operational and systems changes identified as necessary to ensure Merrill Lynch's compliance with EMU. The implementation phase is expected to continue into the first quarter of 1999 to resolve any post-conversion issues.

With respect to operational and systems matters, the introduction of the euro will affect all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch systems or procedures that handle such securities or cash may require modification. The procedural and systems modifications that Merrill Lynch has identified as necessary for conversion to the euro include, but are not limited to, such activities as:

 . modification of application systems to enable the systems to recognize and process the euro on an ongoing basis;

 . conversion of data, which will require updates to master files to reflect redenomination;

 . alteration of transaction data that includes converting trading and cash positions from member currency to the euro;

 . procedural modifications to reflect the replacement of member currency bank accounts and settlement instructions with euro equivalents; and

 . development of the capability for certain business functions to translate member currencies into euro at a fixed exchange rate until July 2002.

The introduction of the euro exposes Merrill Lynch to operational and systems risks in that the necessary systems modifications will affect clearance, settlement, and financial reporting of transactions. If not handled correctly, these modifications could result in failed trades and other improper accounting for transactions.

The success of Merrill Lynch's euro conversion efforts also is dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (for example, securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors. Merrill Lynch will monitor risks associated with third parties on a regular basis, including, for example, performing assessments of counterparties' readiness.

In anticipation of the introduction of the euro, the financial authorities and securities exchanges of certain of the EMU member states are conducting market tests to assess euro-conversion readiness. Merrill Lynch is participating in such testing procedures as required, and to date the outcome of each of those tests has been satisfactory. In addition to participating in the testing procedures of the EMU member states' financial authorities and securities exchanges, Merrill Lynch also is implementing its own internal testing procedures, including four systemwide practice sessions, to prepare for the conversion. The purpose of these practice sessions is to better ensure that the conversion plans are comprehensive and that the schedule is acceptable. The results of such practice sessions will be evaluated and used to identify those areas in which further modification or remediation is necessary. While Merrill Lynch will engage in these testing procedures, certain elements of the conversion process can only be undertaken for the first time during the conversion. Accordingly, there can be no assurances that the tests will identify all system deficiencies and necessary modifications prior to the conversion.

Due to the unprecedented scale of change, including the volume and magnitude of transactions affected and the number of third parties involved, market participants are anticipating a period of some disruption immediately following the conversion. Merrill Lynch has developed, and is continuing to develop, contingency plans in an effort to reduce the impact of such disruptions on its business.

As of the end of the 1998 third quarter, the total estimated expenditures associated with the introduction of and conversion to the euro are expected to be approximately $79 million, of which approximately $20 million is remaining (of these amounts, $71 million and $19 million, respectively, pertain to 1998). These remaining expenditures are expected to be spent on EMU compliance efforts and project administration. Merrill Lynch expects to become fully EMU-compliant during the 1998 fourth quarter.

Merrill Lynch believes that it has identified and evaluated those systems and operational modifications necessary for the conversion to the euro and is in the process of implementing the identified modifications. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all necessary modifications will be identified and renovated on a timely basis, that all modification efforts will be successful, or that all third parties with whom Merrill Lynch's operations interface will be EMU-ready. In addition, there can be no assurance that the remaining euro conversion expenditures will not exceed those anticipated by Merrill Lynch at this time or that the expenditures associated with the conversion efforts and the possible failure of such conversion efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

         There were no reports on Form 8-K filed during the first nine months of fiscal 1998.

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



                            THE SECTOR STRATEGY FUND/SM/ II L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: November 11, 1998     By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date: November 11, 1998     By /s/ JO ANN DI DARIO
                               -------------------
                               Jo Ann Di Dario
                               Vice President, Chief Financial Officer
                               and Treasurer