Form 10-Q
period 1999-03-31
SECTOR STRATEGY FUND II LP
filed 1999-05-14
CIK 867247

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-18944

                      THE SECTOR STRATEGY FUND(SM) II L.P.
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                      13-3584544
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes |X| No |_|

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      THE SECTOR STRATEGY FUND(SM) II L.P.
                        (a Delaware limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION


                                                           March 31,    December 31,
                                                             1999           1998
                                                          -----------   -----------
ASSETS
Investments                                               $32,255,853   $33,791,182
Receivable from investments                                   535,844       662,200
                                                          -----------   -----------

                TOTAL                                     $32,791,697   $34,453,382
                                                          ===========   ===========

LIABILITY AND PARTNERS' CAPITAL

Liability-Redemptions payable                             $   535,844   $   662,200

PARTNERS' CAPITAL:
    General Partner:
        (832 and 832 SECTOR II Units)                         131,369       132,067
        (1,595 and 1,595 SECTOR III Units)                    264,518       265,921
    Limited Partners:
        (62,014 and 66,576 SECTOR II Units)                 9,791,880    10,567,998
        (133,068 and 136,907 SECTOR III Units)             22,068,085    22,825,196
                                                          -----------   -----------

            Total partners' capital                        32,255,853    33,791,182
                                                          -----------   -----------

                TOTAL                                     $32,791,697   $34,453,382
                                                          ===========   ===========

NET ASSET VALUE PER UNIT:
     SECTOR II UNITS
         (Based on 62,846 and 67,408 Units outstanding)   $    157.90   $    158.74
                                                          ===========   ===========

     SECTOR III UNITS
         (Based on 134,663 and 138,502 Units outstanding) $    165.84   $    166.72
                                                          ===========   ===========

See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) II L.P.
                        (a Delaware limited partnership)

                            STATEMENTS OF OPERATIONS


                                                   For the three   For the three
                                                   months ended    months ended
                                                     March 31,       March 31,
                                                        1999            1998
                                                   -------------   -------------
REVENUES:
    Trading profits
        Realized                                     $      --       $ 756,035
        Change in unrealized                                --         131,064
                                                     ---------       ---------

            Total trading results                           --         887,099
                                                     ---------       ---------

    Interest income                                         --         360,238
    Loss from investments                             (179,740)       (821,241)
                                                     ---------       ---------

            Total revenues                            (179,740)        426,096
                                                     ---------       ---------

EXPENSES:
    Profit Shares                                           --         242,877
    Brokerage commissions                                   --         623,281
    Administrative fees                                     --          17,808
                                                     ---------       ---------

            Total expenses                                  --         883,966
                                                     ---------       ---------

NET LOSS                                             $(179,740)      $(457,870)
                                                     =========       =========

NET LOSS PER UNIT:
    Weighted average number of units
        outstanding                                    203,343         253,969
                                                     =========       =========

    Weighted average net loss
       per Limited Partner
      and General Partner Unit                       $   (0.88)      $   (1.80)
                                                     =========       =========


See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) II L.P.
                        (a Delaware limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the three months ended March 31, 1999 and 1998

                                        Units                              Limited Partners
                                        -----                              ----------------
                            SECTOR II           SECTOR III          SECTOR II          SECTOR III
                              UNITS               UNITS               UNITS               UNITS
                          ------------        ------------        ------------        ------------
PARTNERS' CAPITAL,
  December 31, 1997             88,445             168,686        $ 13,494,521        $ 26,199,645

Redemptions                     (3,682)             (7,632)           (561,076)         (1,206,912)

Net (loss) income                   --                  --            (478,547)             31,773
                          ------------        ------------        ------------        ------------

PARTNERS' CAPITAL,
  March 31, 1998                84,763             161,054        $ 12,454,898        $ 25,024,506
                          ============        ============        ============        ============

PARTNERS' CAPITAL,
  December 31, 1998             67,408             138,502        $ 10,567,998        $ 22,825,196

Redemptions                     (4,562)             (3,839)           (719,828)           (635,761)

Net loss                            --                  --             (56,289)           (121,350)
                          ------------        ------------        ------------        ------------

PARTNERS' CAPITAL,
  March 31, 1999                62,846             134,663        $  9,791,880        $ 22,068,085
                          ============        ============        ============        ============

See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) II L.P.
                        (a Delaware limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the three months ended March 31, 1999 and 1998

                                      General Partner
                                      ---------------
                                 SECTOR II        SECTOR III          Total
                                   UNITS            UNITS          ------------
                               ------------      ------------
PARTNERS' CAPITAL,
  December 31, 1997            $    335,409      $    620,882      $ 40,650,457

Redemptions                              --              (159)       (1,768,147)

Net (loss) income                   (12,044)              948          (457,870)
                               ------------      ------------      ------------

PARTNERS' CAPITAL,
  March 31, 1998               $    323,365      $    621,671      $ 38,424,440
                               ============      ============      ============

PARTNERS' CAPITAL,
  December 31, 1998            $    132,067      $    265,921      $ 33,791,182

Redemptions                              --                --        (1,355,589)

Net loss                               (698)           (1,403)         (179,740)
                               ------------      ------------      ------------

PARTNERS' CAPITAL,
  March 31, 1999               $    131,369      $    264,518      $ 32,255,853
                               ============      ============      ============


See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) II L.P.
                        (A Delaware limited partnership)

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) II L.P. (the "Partnership" or the "Fund") as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the "Annual Report").

2.   INVESTMENTS

     As of March 31, 1999 and December 31, 1998, the Partnership had an investment in MM LLC of $32,255,853 and $33,791,182, respectively.

     Total revenues and fees with respect to the Fund's investments are set forth as follows:

For the three months     Total         Brokerage     Administrative     Profit         Loss from
ended March 31, 1999    Revenue       Commissions        Fees           Shares        Investments
                       ---------      -----------    --------------    ---------      ------------
SECTOR II Units
MM LLC                 $ 198,595       $ 230,900       $   6,597       $  18,084       $ (56,986)
                       ---------       ---------       ---------       ---------       ---------

Total                  $ 198,595       $ 230,900       $   6,597       $  18,084       $ (56,986)
                       =========       =========       =========       =========       =========

SECTOR III Units
MM LLC                 $ 431,869       $ 501,443       $  14,327       $  38,853       $(122,754)
                       ---------       ---------       ---------       ---------       ---------

Total                  $ 431,869       $ 501,443       $  14,327       $  38,853       $(122,754)
                       =========       =========       =========       =========       =========

Total All Units
MM LLC                 $ 630,464       $ 732,343       $  20,924       $  56,937       $(179,740)
                       ---------       ---------       ---------       ---------       ---------

Total                  $ 630,464       $ 732,343       $  20,924       $  56,937       $(179,740)
                       =========       =========       =========       =========       =========

For the three months     Total          Brokerage     Administrative     Profit         Loss from
ended March 31, 1998    Revenue        Commissions        Fees           Shares        Investments
                       ---------       -----------    --------------    ---------      -----------
SECTOR II Units
JWH LLC                $(144,317)       $  44,815       $   1,281       $      --       $(190,413)
                       =========        =========       =========       =========       =========

SECTOR III Units
JWH LLC                $(463,921)       $ 143,891       $   4,112       $      --       $(611,924)
Millburn LLC              48,992           65,913           1,883             100         (18,904)
                       ---------        ---------       ---------       ---------       ---------

Total                  $(414,929)       $ 209,804       $   5,995       $     100       $(630,828)
                       =========        =========       =========       =========       =========

Total All Units
JWH LLC                $(608,238)       $ 188,706       $   5,393       $      --       $(802,337)
Millburn LLC              48,992           65,913           1,883             100         (18,904)
                       ---------        ---------       ---------       ---------       ---------

Total                  $(559,246)       $ 254,619       $   7,276       $     100       $(821,241)
                       =========        =========       =========       =========       =========

During the second quarter of 1998, the Partnership withdrew its investment in JWH LLC and Millburn LLC.

Condensed statements of financial condition and statements of operations for MM LLC, JWH LLC and Millburn LLC are set forth as follows:

                          MM LLC             MM LLC              JWH  LLC          Millburn LLC
                      --------------    -----------------     --------------    -----------------
                      March 31, 1999    December 31, 1998
                      --------------    -----------------
Assets                 $117,405,277       $125,332,558
                       ============       ============

Liabilities            $  3,559,790       $  4,949,082
Members' Capital        113,845,487        120,383,476
                       ------------       ------------

Total                  $117,405,277       $125,332,558
                       ============       ============

                           MM LLC
                                                             For the three       For the three
                    For the three months                      months ended        months ended
                    ended March 31, 1999                     March 31, 1998      March 31, 1998
                    --------------------                     --------------      --------------
Revenues                $ 2,230,887                            $(4,026,600)       $   553,011

Expenses                  2,805,784                              1,342,197            813,068
                        -----------                            -----------        -----------

Net Loss                $  (574,897)                           $(5,368,797)       $  (260,057)
                        ===========                            ===========        ===========

3.   INCOME PER UNIT

     The profit and loss of the Sector II and Sector III Units for the three months ended March 31, 1999 and 1998 are as follows:

                                                                            1999
                                                ----------------------------------------------------------
                                                  Sector II             Sector III              Total
                                                    UNITS                  UNITS              All Units
                                                --------------        --------------        --------------
                                                For the three         For the three         For the three
                                                 months ended          months ended          months ended
                                                March 31, 1999        March 31, 1999        March 31, 1999
                                                --------------        --------------        --------------
REVENUES:
Trading profits (loss):
   Realized                                       $        --           $        --           $        --
   Change in unrealized                                    --                    --                    --
                                                  -----------           -----------           -----------

    Total trading results                                  --                    --                    --

Interest income                                            --                    --                    --
Loss from investments                                 (56,986)             (122,754)             (179,740)
                                                  -----------           -----------           -----------

Total revenues                                        (56,986)             (122,754)             (179,740)
                                                  -----------           -----------           -----------

EXPENSES
   Profit Shares                                           --                    --                    --
   Brokerage commissions                                   --                    --                    --
   Administrative fees                                     --                    --                    --
                                                  -----------           -----------           -----------
Total expenses                                             --                    --                    --
                                                  -----------           -----------           -----------

NET INCOME
(LOSS)                                            $   (56,986)          $  (122,754)          $  (179,740)
                                                  ===========           ===========           ===========

NET INCOME (LOSS)
PER UNITS:

Weighted average number of
units outstanding                                      66,286               137,057               203,343
                                                  -----------           -----------           -----------

Weighted average net income (loss) per
Limited Partner and General Partner Unit          $     (0.86)          $     (0.90)          $     (0.88)
                                                  ===========           ===========           ===========

                                                                          1998
                                                ----------------------------------------------------------
                                                  Sector II             Sector III              Total
                                                    UNITS                 UNITS                All Units
                                                --------------        --------------        --------------
                                                For the three         For the three         For the three
                                                 months ended          months ended          months ended
                                                March 31, 1998        March 31, 1998        March 31, 1998
                                                --------------        --------------        --------------
REVENUES:
Trading profits (loss):
   Realized                                       $  (242,380)          $   998,415           $   756,035
   Change in unrealized                                53,887                77,177               131,064
                                                  -----------           -----------           -----------

    Total trading results                            (188,493)            1,075,592               887,099

Interest income                                       145,798               214,440               360,238
Loss from investments                                (190,413)             (630,828)             (821,241)
                                                  -----------           -----------           -----------

Total revenues                                       (233,108)              659,204               426,096
                                                  -----------           -----------           -----------

EXPENSES
   Profit Shares                                          517               242,360               242,877
   Brokerage commissions                              249,829               373,452               623,281
   Administrative fees                                  7,138                10,670                17,808
                                                  -----------           -----------           -----------
Total expenses                                        257,484               626,482               883,966
                                                  -----------           -----------           -----------

NET INCOME
(LOSS)                                            $  (490,592)          $    32,722           $  (457,870)
                                                  ===========           ===========           ===========

NET INCOME (LOSS)
PER UNITS:

Weighted average number of
units outstanding                                      87,424               166,545               253,969
                                                  -----------           -----------           -----------

Weighted average net income (loss) per
Limited Partner and General Partner Unit          $     (5.61)          $      0.20           $     (1.80)
                                                  ===========           ===========           ===========


4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

     SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics (1) one or more underlyings, notional amounts or payment provisions (2) requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors (3) terms require or permit net settlement. Generally, derivatives include a future, forward, swap or option contract, or other financial instrument with similar characteristics such as caps, floors and collars.

     As of June 1, 1998, the Partnership invested all of its assets in MM LLC. The Partnership is thus, invested indirectly in the trading of derivative instruments.

     Market Risk

     Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in Trading LLCs and in MM LLC, the net unrealized profit as reflected in the respective Statements of Financial Condition of the Trading LLCs and MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, the Trading LLCs and currently MM LLC, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

     The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership or MM LLC, adjusting the percentage of the Partnership's, the Trading LLC's or MM LLC's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts and Trading LLC accounts or currently MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     One important aspect of the General Partner's risk controls is its adjustments to the leverage at which the Partnership trades. By controlling the percentage of the Partnership's assets allocated to trading, the General Partner can directly affect the market exposure of the Partnership. Leverage control is the principal means by which the General Partner hopes to be able to ensure that Merrill Lynch is never required to make any payments under its guarantee that the Net Asset Value per Unit (Both Sector II and Sector III Units) will equal no less than a specified minimum as of the Principal Assurance Date.

     Credit Risk

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

     The credit risk associated with these instruments from counterparty nonperformance, is the net unrealized profit included on the Statements of Financial Condition.

     The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.

     The Partnership, in its normal course of business, entered into various contracts, with Merrill Lynch Futures ("MLF"), a Merrill Lynch & Co., Inc. affiliate, acting as its commodity broker. Pursuant to the brokerage arrangement with MLF (which included a netting arrangement), to the extent that such trading resulted in receivables from and payables to MLF, these receivables and payables were offset and reported as a net receivable or payable.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                  MONTH-END NET ASSET VALUE PER SECTOR II UNIT

                 -------------------------------------------------
                                 Jan.          Feb.          Mar.
                 -------------------------------------------------
                 1998          $155.45       $151.98       $150.75
                 -------------------------------------------------
                 1999          $156.73       $158.61       $157.90
                 -------------------------------------------------

                  MONTH-END NET ASSET VALUE PER SECTOR III UNIT

                 -------------------------------------------------
                                 Jan.          Feb.          Mar.
                 -------------------------------------------------
                 1998          $159.04       $156.52       $159.24
                 -------------------------------------------------
                 1999          $164.61       $166.59       $165.84
                 -------------------------------------------------

Performance Summary

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

January 1, 1999 to March 31, 1999

     The Fund profited from trading in crude oil, heating oil, and unleaded gas. As the year opened, the global oil balance continued to show signs of being lopsided with estimated year-end 1998 inventories at their highest levels since 1984. During January, petroleum stocks rose by 21 million barrels compared with a typical gain of 6 to 7 million barrels. Then, on March 23, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference. These new production cuts were scheduled to go into effect on April 1 and proved to be harbingers of higher prices for crude.

     Agricultural trading was also profitable overall, as gains in live hogs and live cattle offset losses in corn positions. Hog prices plummeted due to a glut of hogs in the market. At the beginning of the quarter, the corn market continued to struggle despite a stretch of solid export business. The market's negative sentiment was deepened by ongoing favorable weather in South America which continued through February, even though there was a sharp reduction in Argentina's planted area. Lack of enthusiasm for new crop and less than spectacular demand continued to depress the corn market throughout the quarter.

     Interest rate trading proved profitable for the Fund as well, as losses in Japanese 10-year government bonds were offset by gains in 10-year U.S. Treasury notes and German 10-year bonds. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

     Losses in aluminum overshadowed slight gains in copper during the first quarter. In January, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a 5-year low and copper fell to nearly an 11-year low. Major surpluses in both metals were expected, keeping prices down, and there was no supply side response to weak demand and lower prices. However, the end of March showed copper and aluminum leading a surge in base metals as prices recovered from multi-year lows.

     The Fund also suffered losses in currency trading during the quarter, as losses in Japanese yen overpowered gains in Swiss francs. On a trade-weighted basis, the Swiss franc ended the quarter at close to a seven-month low, mostly as a result of the stronger U.S. dollar. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

     Stock index trading was also unprofitable, as losses were sustained in Hang Seng and CAC40 positions. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

THE YEAR 2000 COMPUTER ISSUE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the Partnership's 1998 Form 10-K. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 efforts, as described in the Partnership's 1998 Form 10-K, was approximately 99.7% completed as of April 16, 1999, and production testing was approximately 99.1% completed as of that date. In March and April 1999, Merrill Lynch continued its participation in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of March 26, 1999, the total estimated expenditures for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $157 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 1999 and December 31, 1998, and the average of the three months for

January 1999 through March 1999. As of March 31, 1999 and December 31, 1998, the Fund's total capitalization was approximately $32,255,852 and $34 million, all of which was allocated to trading.

                                 March 31, 1999                    December 31, 1998
                          -------------------------------     -------------------------------
                                             % OF TOTAL                          % OF TOTAL
MARKET SECTOR             VALUE AT RISK    CAPITALIZATION     VALUE AT RISK    CAPITALIZATION
                          -------------    --------------     -------------    --------------
Interest Rates            $     397,823             1.23%      $    159,263             0.47%
Currencies                      301,733              .94            294,936             0.89
Stock Indices                   285,329              .88             79,470             0.23
Metals                           66,870              .21            115,273             0.34
Commodities                     112,590              .35             78,680             0.23
Energy                          187,495              .58             63,550             0.18
                          -------------     ------------       ------------     ------------
                          $   1,351,870             4.19%      $    791,172             2.34%
                          =============     ============       ============     ============

                                AVERAGE MONTH-END
                                  FOR THE PERIOD
                          January 1999 through March 1999
                          -------------------------------
                                             % OF TOTAL
MARKET SECTOR             VALUE AT RISK    CAPITALIZATION
                          -------------    --------------
Interest Rates            $     796,790             2.40%
Currencies                      289,297              .87
Stock Indices                   266,963              .81
Metals                           97,823              .29
Commodities                     127,844              .39
Energy                          107,312              .32
                          -------------     ------------
                          $   1,686,029             5.08%
                          =============     ============

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

           (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the first three months of fiscal 1999.

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



                                   THE SECTOR STRATEGY FUND(SM) II L.P.


                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)


Date: May 11, 1999                 By   /s/ JOHN R. FRAWLEY, JR.
                                        ------------------------
                                        John R. Frawley, Jr.
                                        Chairman, Chief Executive Officer,
                                        President and Director


Date: May 11, 1999                 By   /s/ MICHAEL L. PUNGELLO
                                        ------------------------
                                        Michael L. Pungello
                                        Vice President, Chief Financial Officer
                                        and Treasurer