Form 10-Q
period 1999-06-30
SECTOR STRATEGY FUND II LP
filed 1999-08-12
CIK 867247

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                                 -------------

          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to
                                ----------    ----------
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


                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 609-282-6996
         -------------------------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                                 June 30,            December 31,
                                                                                  1999                  1998
                                                                            ------------------    ------------------
ASSETS
Investment                                                                       $ 31,041,936          $ 33,791,182
Receivable from investment                                                            313,883               662,200
                                                                            ------------------    ------------------

                TOTAL                                                            $ 31,355,819          $ 34,453,382
                                                                            ==================    ==================

LIABILITY AND PARTNERS' CAPITAL

    Liability-Redemptions payable                                                   $ 313,883             $ 662,200

PARTNERS' CAPITAL:
    General Partner:
        (832 and 832 SECTOR II Units)                                                 132,257               132,067
        (1,595 and 1,595 SECTOR III Units)                                            266,302               265,921
    Limited Partners:
        (59,689 and 66,576 SECTOR II Units)                                         9,488,413            10,567,998
        (126,707 and 136,907 SECTOR III Units)                                     21,154,964            22,825,196
                                                                            ------------------    ------------------

            Total partners' capital                                                31,041,936            33,791,182
                                                                            ------------------    ------------------

                TOTAL                                                            $ 31,355,819          $ 34,453,382
                                                                            ==================    ==================

NET ASSET VALUE PER UNIT:
     SECTOR II UNITS
         (Based on 60,521 and 67,408 Units outstanding)                              $ 158.96              $ 158.74
                                                                            ==================    ==================

     SECTOR III UNITS
         (Based on 128,302 and 138,502 Units outstanding)                            $ 166.96              $ 166.72
                                                                            ==================    ==================

See notes to financial statements.

                       THE SECTOR STRATEGY FUND/SM/ II L.P.
                       ------------------------------------
                        (a Delaware limited partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                             For the three        For the three       For the six          For the six
                                              months ended        months ended        months ended         months ended
                                                June 30,            June 30,            June 30,             June 30,
                                                  1999                1998                1999                 1998
                                           -------------------  ------------------  -----------------    -----------------
REVENUES:
    Trading profits (loss):
        Realized                                   $        -        $    476,556    $             -         $  1,232,591
        Change in unrealized                                -            (864,959)                 -             (733,895)
                                           -------------------  ------------------  -----------------    -----------------

            Total trading results                           -            (388,403)                 -              498,696
                                           -------------------  ------------------  -----------------    -----------------

    Interest income                                         -             239,015                  -              599,253
    Profit (Loss) from investments                    217,410            (522,328)            37,670           (1,343,569)
                                           -------------------  ------------------  -----------------    -----------------

            Total revenues                            217,410            (671,716)            37,670             (245,620)
                                           -------------------  ------------------  -----------------    -----------------

EXPENSES:
    Profit shares                                           -              58,767                  -              301,644
    Brokerage commissions                                   -             391,847                  -            1,015,128
    Administrative fees                                     -              11,195                  -               29,003
                                           -------------------  ------------------  -----------------    -----------------

            Total expenses                                  -             461,809                  -            1,345,775
                                           -------------------  ------------------  -----------------    -----------------

NET INCOME (LOSS)                                  $  217,410        $ (1,133,525)   $        37,670         $ (1,591,395)
                                           ===================  ==================  =================    =================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                   194,264             240,862            198,805              247,415
                                           ===================  ==================  =================    =================

    Weighted average net income (loss)
       per Limited Partner
       and General Partner Unit                    $     1.12        $      (4.71)   $          0.19         $      (6.43)
                                           ===================  ==================  =================    =================


See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ II L.P.
                     ------------------------------------
                       (a Delaware limited partnership)


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                 For the six months ended June 30, 1999 and 1998
                 -----------------------------------------------

                                      Units                   Limited Partners                General Partner
                                      -----                   ----------------                ---------------
                           SECTOR II       SECTOR III    SECTOR II       SECTOR III      SECTOR II     SECTOR III
                             UNITS           UNITS        UNITS            UNITS          UNITS         UNITS            Total
                           -----------  ------------  --------------   --------------   -----------  ------------        -----
PARTNERS' CAPITAL,
  December 31, 1997            88,445       168,686     $13,494,521      $26,199,645      $335,409      $620,882       $40,650,457

Redemptions                   (10,732)      (16,607)     (1,401,094)      (2,230,802)     (192,460)     (355,953)       (4,180,309)

Net loss                            -             -        (798,862)        (752,952)      (20,722)      (18,859)       (1,591,395)
                           -----------  ------------  --------------   --------------   -----------  ------------     -------------

PARTNERS' CAPITAL,
  June 30, 1998                77,713       152,079     $11,294,565      $23,215,891      $122,227      $246,070       $34,878,753
                           ===========  ============  ==============   ==============   ===========  ============     =============
 .
PARTNERS' CAPITAL,
  December 31, 1998            67,408       138,502     $10,567,998      $22,825,196      $132,067      $265,921       $33,791,182

Redemptions                    (6,887)      (10,200)     (1,089,612)      (1,697,304)            -             -        (2,786,916)

Net income                          -             -          10,027           27,072           190           381            37,670
                           -----------  ------------  --------------   --------------   -----------  ------------     -------------

PARTNERS' CAPITAL,
  June 30, 1999                60,521       128,302      $9,488,413      $21,154,964      $132,257      $266,302       $31,041,936
                           ===========  ============  ==============   ==============   ===========  ============     =============


See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ II L.P.
                      ------------------------------------
                       (A Delaware limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ II L.P. (the "Partnership" or the "Fund") as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   INVESTMENTS

      As of June 30, 1999 and December 31, 1998, the Partnership had an investment in MM LLC of $31,041,936 and $33,791,182, respectively.

      Total revenues and fees with respect to the Fund's investments are set forth as follows:

   For the six months        Total         Brokerage     Administrative     Profit     Income (Loss) from
  ended June 30, 1999       Revenue       Commissions         Fees          Shares         Investments
                         --------------- --------------  --------------- ------------- -------------------
SECTOR II Units
---------------
MM LLC                        $ 507,406      $ 449,385         $ 12,840    $   34,964            $ 10,217
                         =============== ==============  =============== ============= ===================

SECTOR III Units
----------------
MM LLC                      $ 1,121,737      $ 989,306         $ 28,265    $   76,713            $ 27,453
                         =============== ==============  =============== ============= ===================

Total All Units
---------------
MM LLC                      $ 1,629,143    $ 1,438,691         $ 41,105     $ 111,677            $ 37,670
                         =============== ==============  =============== ============= ===================


  For the six months        Total         Brokerage     Administrative     Profit      Income (Loss) from
  ended June 30, 1998       Revenue       Commissions         Fees          Shares        Investments
                         --------------- --------------  --------------- ------------- -------------------

SECTOR II Units
---------------
JWH LLC                      $ (222,269)      $ 71,032          $ 2,029           $ -          $ (295,330)
MM LLC                          123,860         85,317            2,438        18,450              17,655
                         --------------- --------------  --------------- ------------- -------------------

Total                         $ (98,409)     $ 156,349          $ 4,467      $ 18,450          $ (277,675)
                         =============== ==============  =============== ============= ===================

SECTOR III Units
----------------
JWH LLC                      $ (711,700)     $ 228,238          $ 6,521           $ -          $ (946,459)
MM LLC                          252,407        173,838            4,967        51,630              21,972
Millburn LLC                    (31,859)       106,408            3,040           100            (141,407)
                         --------------- --------------  --------------- ------------- -------------------

Total                        $ (491,152)     $ 508,484         $ 14,528      $ 51,730        $ (1,065,894)
                         =============== ==============  =============== ============= ===================

Total All Units
---------------
JWH LLC                      $ (933,969)     $ 299,270          $ 8,550           $ -        $ (1,241,789)
MM LLC                          376,267        259,155            7,405        70,080              39,627
Millburn LLC                    (31,859)       106,408            3,040           100            (141,407)
                         --------------- --------------  --------------- ------------- -------------------

Total                        $ (589,561)     $ 664,833         $ 18,995      $ 70,180        $ (1,343,569)
                         =============== ==============  =============== ============= ===================


  For the three months       Total         Brokerage     Administrative     Profit     Income (Loss) from
  ended June 30, 1999       Revenue       Commissions         Fees          Shares         Investments
                         --------------- --------------  --------------- ------------- -------------------
SECTOR II Units
---------------
MM LLC                        $ 308,811      $ 218,485          $ 6,242      $ 16,879            $ 67,205
                         =============== ==============  =============== ============= ===================

SECTOR III Units
----------------
MM LLC                        $ 689,868      $ 487,863         $ 13,939      $ 37,861           $ 150,205
                         =============== ==============  =============== ============= ===================

Total All Units
---------------
MM LLC                        $ 998,679      $ 706,348         $ 20,181      $ 54,740           $ 217,410
                         =============== ==============  =============== ============= ===================

  For the three months       Total         Brokerage     Administrative     Profit     Income (Loss) from
  ended June 30, 1998       Revenue       Commissions         Fees          Shares        Investments
                         --------------- --------------  --------------- ------------- -------------------

SECTOR II Units
---------------
JWH LLC                       $ (77,951)      $ 26,217            $ 749           $ -          $ (104,917)
MM LLC                          123,860         85,317            2,438        18,450              17,655
                         --------------- --------------  --------------- ------------- -------------------

Total                          $ 45,909      $ 111,534          $ 3,187      $ 18,450           $ (87,262)
                         =============== ==============  =============== ============= ===================

SECTOR III Units
----------------
JWH LLC                      $ (247,779)      $ 84,347          $ 2,409           $ -          $ (334,535)
MM LLC                          252,407        173,838            4,967        51,630              21,972
Millburn LLC                    (80,851)        40,495            1,157             -            (122,503)
                         --------------- --------------  --------------- ------------- -------------------

Total                         $ (76,223)     $ 298,680          $ 8,533      $ 51,630          $ (435,066)
                         =============== ==============  =============== ============= ===================

Total All Units
---------------
JWH LLC                      $ (325,730)     $ 110,564          $ 3,158           $ -          $ (439,452)
MM LLC                          376,267        259,155            7,405        70,080              39,627
Millburn LLC                    (80,851)        40,495            1,157             -            (122,503)
                         --------------- --------------  --------------- ------------- -------------------

Total                         $ (30,314)     $ 410,214         $ 11,720      $ 70,080          $ (522,328)
                         =============== ==============  =============== ============= ===================


During the second quarter of 1998, the Partnership withdrew its investment in JWH LLC and Millburn LLC

Condensed statements of financial condition and statements of operations for MM LLC, JWH LLC and Millburn LLC are set forth as follows:

                                        MM LLC                        MM LLC
                               -------------------------     -------------------------

                                    June 30, 1999             December 31, 1998

       Assets                             $ 111,887,450                 $ 125,332,558
                               =========================     =========================

       Liabilities                          $ 2,489,338                   $ 4,949,082
       Members' Capital                     109,398,112                   120,383,476
                               -------------------------     -------------------------

       Total                              $ 111,887,450                 $ 125,332,558
                               =========================     =========================


                                                                           MM LLC
                            For the three months         For the three months      For the six months      For the six months
                            ended June 30, 1999          ended June 30, 1998       ended June 30, 1999     ended June 30, 1998
                       -------------------------     -------------------------   -----------------------  -----------------------
       Revenues                     $ 3,525,206                   $ 1,307,775               $ 5,756,093              $ 1,307,775

       Expenses                       2,686,982                     1,187,403                 5,492,766                1,187,403
                       -------------------------     -------------------------   -----------------------  -----------------------

       Net Income                     $ 838,224                     $ 120,372                 $ 263,327                $ 120,372
                       =========================     =========================   =======================  =======================


                                                       JWH LLC
                                 For the three months           For the six months
                                 ended June 30, 1998            ended June 30, 1998
                               -------------------------     -------------------------
       Revenues                            $ (3,235,723)                 $ (7,262,323)

       Expenses                                 991,700                     2,333,897
                               -------------------------     -------------------------

       Net Loss                            $ (4,227,423)                 $ (9,596,220)
                               =========================     =========================

                                                     Millburn LLC
                                 For the three months          For the six months
                                 ended June 30, 1998          ended June 30, 1998
                               -------------------------     -------------------------
       Revenues                            $   (957,177)                 $   (404,166)

       Expenses                                 731,818                     1,544,886
                               -------------------------     -------------------------

       Net Loss                            $ (1,688,995)                 $ (1,949,052)
                               =========================     =========================

3.   INCOME PER UNIT

The profit and loss of the Sector II and Sector III Units for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                                1999

                                        -------------------------------------------------------
                                          Sector II          Sector III            Total
                                            UNITS               UNITS            All Units
                                        -----------------  ----------------  ------------------

                                         For the six         For the six        For the six
                                         months ended       months ended       months ended
                                         June 30, 1999      June 30, 1999      June 30, 1999
                                        -----------------  ----------------  ------------------
REVENUES:
Trading (loss) profits:
   Realized                                   $        -        $        -       $           -
   Change in unrealized                                -                 -                   -
                                        -----------------  ----------------  ------------------

    Total trading results                              -                 -                   -

Interest income                                        -                 -                   -
Income (Loss) from investments                    10,217            27,453              37,670
                                        -----------------  ----------------  ------------------

Total revenues                                    10,217            27,453              37,670
                                        -----------------  ----------------  ------------------

EXPENSES
   Profit shares                                       -                 -                   -
   Brokerage commissions                               -                 -                   -
   Administrative fees                                 -                 -                   -
                                        -----------------  ----------------  ------------------
Total expenses                                         -                 -                   -
                                        -----------------  ----------------  ------------------

NET INCOME (LOSS)                               $ 10,217          $ 27,453            $ 37,670
                                        =================  ================  ==================

NET INCOME (LOSS) PER UNIT:

Weighted average number of
units outstanding                                 64,216           134,589             198,805
                                        -----------------  ----------------  ------------------

Weighted average net income (loss)
  per Limited Partner
  and General Partner Unit                        $ 0.16            $ 0.20              $ 0.19
                                        =================  ================  ==================

                                                                 1998

                                        --------------------------------------------------------
                                           Sector II          Sector III            Total
                                             UNITS              UNITS             All Units
                                        -----------------  -----------------  ------------------

                                          For the six        For the six         For the six
                                          months ended       months ended       months ended
                                          June 30, 1998      June 30, 1998      June 30, 1998
                                        -----------------  -----------------  ------------------
REVENUES:
Trading (loss) profits:
   Realized                                   $ (242,380)       $ 1,474,971         $ 1,232,591
   Change in unrealized                         (122,884)          (611,011)           (733,895)
                                        -----------------  -----------------  ------------------

    Total trading results                       (365,264)           863,960             498,696

Interest income                                  239,375            359,878             599,253
Income (Loss) from investments                  (277,675)        (1,065,894)         (1,343,569)
                                        -----------------  -----------------  ------------------

Total revenues                                  (403,564)           157,944            (245,620)
                                        -----------------  -----------------  ------------------

EXPENSES
   Profit shares                                     517            301,127             301,644
   Brokerage commissions                         403,962            611,166           1,015,128
   Administrative fees                            11,541             17,462              29,003
                                        -----------------  -----------------  ------------------
Total expenses                                   416,020            929,755           1,345,775
                                        -----------------  -----------------  ------------------

NET INCOME (LOSS)                             $ (819,584)        $ (771,811)       $ (1,591,395)
                                        =================  =================  ==================

NET INCOME (LOSS) PER UNIT:

Weighted average number of
units outstanding                                 85,000            162,415             247,415
                                        -----------------  ----------------- -------------------

Weighted average net income (loss)
  per Limited Partner
  and General Partner Unit                       $ (9.64)           $ (4.75)            $ (6.43)
                                        =================  =================  ==================


                                                                  1999

                                        ---------------------------------------------------------
                                            Sector II          Sector III            Total
                                              UNITS               UNITS            All Units
                                        -------------------  ----------------  ------------------
                                          For the three       For the three      For the three
                                           months ended       months ended       months ended
                                           June 30, 1999      June 30, 1999      June 30, 1999
                                        -------------------  ----------------  ------------------
REVENUES:
Trading (loss) profits:
   Realized                                     $ -                $ -      -         $ -  -
   Change in unrealized                                  -                 -                   -
                                        -------------------  ----------------  ------------------

    Total trading results                                -                 -                   -

Interest income                                          -                 -                   -
Income (loss) from investments                      67,205           150,205             217,410
                                        -------------------  ----------------  ------------------

Total revenues                                      67,205           150,205             217,410
                                        -------------------  ----------------  ------------------

EXPENSES
   Profit shares                                         -                 -                   -
   Brokerage commissions                                 -                 -                   -
   Administrative fees                                   -                 -                   -
                                        -------------------  ----------------  ------------------
Total expenses                                           -                 -                   -
                                        -------------------  ----------------  ------------------

NET INCOME (LOSS)                                 $ 67,205         $ 150,205           $ 217,410
                                        ===================  ================  ==================

NET INCOME (LOSS) PER UNIT:

Weighted average number of
units outstanding                                   62,145           132,119             194,264
                                        -------------------  ----------------  ------------------

Weighted average net income (loss) per
Limited Partner and General Partner Unit            $ 1.08            $ 1.14              $ 1.12
                                        ===================  ================  ==================


                                                                  1998

                                         --------------------------------------------------------
                                            Sector II          Sector III            Total
                                              UNITS              UNITS             All Units
                                         -----------------  -----------------  ------------------
                                          For the three      For the three       For the three
                                           months ended       months ended       months ended
                                           June 30, 1998      June 30, 1998      June 30, 1998
                                         -----------------  -----------------  ------------------
REVENUES:
Trading (loss) profits:
   Realized                                      $      -          $ 476,556           $ 476,556
   Change in unrealized                          (176,771)          (688,188)           (864,959)
                                         -----------------  -----------------  ------------------

    Total trading results                        (176,771)          (211,632)           (388,403)

Interest income                                    93,577            145,438             239,015
Income (loss) from investments                    (87,262)          (435,066)           (522,328)
                                         -----------------  -----------------  ------------------

Total revenues                                   (170,456)          (501,260)           (671,716)
                                         -----------------  -----------------  ------------------

EXPENSES
   Profit shares                                        -             58,767              58,767
   Brokerage commissions                          154,133            237,714             391,847
   Administrative fees                              4,403              6,792              11,195
                                         -----------------  -----------------  ------------------
Total expenses                                    158,536            303,273             461,809
                                         -----------------  -----------------  ------------------

NET INCOME (LOSS)                              $ (328,992)        $ (804,533)       $ (1,133,525)
                                         =================  =================  ==================

NET INCOME (LOSS) PER UNIT:

Weighted average number of
units outstanding                                  82,576            158,286             240,862
                                         -----------------  ----------------- -------------------

Weighted average net income (loss) per
Limited Partner and General Partner Unit          $ (3.98)           $ (5.08)            $ (4.71)
                                         =================  =================  ==================

4. FAIR VALUE AND OFF-BALANCE SHEET RISK

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

  Market Risk
  -----------

  Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in Trading LLCs and in MM LLC, the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of the Trading LLCs and MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, the Trading LLCs and currently MM LLC, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

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

  The credit risk associated with these instruments from counterparty nonperformance, is the net unrealized profit included on the Statements of Financial Condition or, with respect to the Partnership's assets invested in Trading LLCs and in MM LLC, the net unrealized profit included in the respective statements of Financial Condition of the Trading LLCs and MM LLC

  The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.


  The Partnership, in its normal course of business, entered into various contracts, with Merrill Lynch Futures (" MLF"), a Merrill Lynch & Co., Inc. affiliate, acting as its commodity broker.

Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

                 MONTH-END NET ASSET VALUE PER SECTOR II UNIT


           Jan.       Feb.       Mar.       Apr.        May       Jun.
--------------------------------------------------------------------------------
1998       $155.45    $151.98    $150.75    $145.57    $146.58    $146.91
--------------------------------------------------------------------------------
1999       $156.73    $158.61    $157.90    $159.63    $158.37    $158.96
--------------------------------------------------------------------------------


                 MONTH-END NET ASSET VALUE PER SECTOR III UNIT


           Jan.       Feb.       Mar.       Apr.        May       Jun.
--------------------------------------------------------------------------------
1998       $159.04    $156.52    $159.24    $151.72    $154.09    $154.27
--------------------------------------------------------------------------------
1999       $164.61    $166.59    $165.84    $167.65    $166.34    $166.96
--------------------------------------------------------------------------------


Performance Summary

January 1, 1998 to June 30, 1998
--------------------------------

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

January 1, 1999 to June 30, 1999
--------------------------------

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

April 1, 1999 to June 30, 1999

The Fund profited in interest rate trading from short positions in Euro dollars, U.S. 10-year Treasury notes and U.S. Treasury bonds as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock indices trading also resulted in gains overall for the quarter, as positions in the Hang Seng, Nikkei 225 and Topix Indices all generated profits as the equity indices rallied worldwide in April and June.

Trading in the agricultural markets also proved profitable for the Fund. Gains from live cattle and live hog positions offset losses from short corn positions. Agricultural commodities, in particular corn, were weak almost across the board as they were saddled with supply/demand imbalances. In the beginning of the quarter, continued wetness across the corn belt led to early planting delays.

The energy sector was profitable as positions in crude oil offset losses from short positions in natural gas and gas oil trading. The focus of attention in the natural gas markets since the end of winter was the sharply lower than year-ago storage injection activity. Crude oil prices rallied much higher and faster than expected following last quarter's ratification of an OPEC/non-OPEC agreement to cut production by over 2 million barrels per day. Natural gas prices also rallied sharply over the quarter, reflecting, in part, growing concerns about a decline in US natural gas production.

Currency trading resulted in losses for the Fund. Gains in Euro trading were offset by losses sustained in British pound trading and from short positions in the Canadian dollar. After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998.

In the metals sector, gains from short gold positions were overshadowed by losses in copper and nickel trading. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, prices hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost much of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand receded with virtually no supply side response

YEAR 2000 COMPLIANCE

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the Partnership's 1998 Form 10-K, was completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests thoughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 1999 and December 31, 1998, and the average of the three and six month periods ending June 30, 1999. As of June 30, 1999 and December 31, 1998, the Fund's total capitalization was approximately $31 million and $34 million, all of which was allocated to trading.

                               June 30, 1999                          December 31, 1998

                        ------------------------------          ------------------------------
                                        % OF TOTAL                              % OF TOTAL
MARKET SECTOR           VALUE AT RISK   CAPITALIZATION          VALUE AT RISK   CAPITALIZATION
-------------           -------------   --------------          -------------   --------------
Interest Rates           $  489,604         1.58%                $ 159,263         0.47%
Currencies                  272,718         0.88                   294,936         0.89
Stock Indices               418,684         1.35                    79,470         0.23
Metals                      114,201         0.37                   115,273         0.34
Commodities                  86,393         0.28                    78,680         0.23
Energy                      190,571         0.61                    63,550         0.18
                        -------------   --------------          -------------   --------------
                         $1,572,171         5.07%                $ 791,172         2.34%
                        =============   ==============          =============   ==============


                            AVERAGE MONTH-END                              AVERAGE MONTH-END
                             FOR THE PERIOD                                 FOR THE PERIOD
                      APRIL 1999 THOURGH JUNE 1999                   JANUARY 1999 THOURGH JUNE 1999
                      ----------------------------                   ------------------------------

                                        % OF TOTAL                              % OF TOTAL
MARKET SECTOR           VALUE AT RISK   CAPITALIZATION          VALUE AT RISK   CAPITALIZATION
-------------           -------------   --------------          -------------   --------------

Interest Rates           $  462,787         1.47%               $  653,101         2.03%
Currencies                  306,260         0.97                   317,722         0.99
Stock Indices               365,234         1.16                   333,378         1.04
Energy                      172,277         0.55                   143,178         0.45
Metals                      108,305         0.34                   109,514         0.34
Commodities                 124,825         0.40                   136,163         0.42
                        -------------   --------------          -------------   --------------
                         $1,539,688         4.89%               $1,693,056         5.27%
                        =============   ==============          =============   ==============

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

        There were no reports on Form 8-K filed during the first six months of fiscal 1999.

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



                            THE SECTOR STRATEGY FUND/SM/ II L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   (General Partner)



Date: August 10, 1999       By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer,
                              President and Director



Date: August 10, 1999       By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                              Michael L. Pungello
                              Vice President, Chief Financial Officer
                              and Treasurer