Form 10-Q
period 1999-09-30
SECTOR STRATEGY FUND II LP
filed 1999-11-12
CIK 867247

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                                ------------------

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

           Delaware                                       13-3584544
           --------                                       ----------
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

                                 609-282-6996
                                 ------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                     THE SECTOR STRATEGY FUND(SM) II L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                      STATEMENTS OF FINANCIAL CONDITION
                      ---------------------------------

                                                              September 30,          December 31,
                                                                  1999                 1998
                                                              ---------------      ---------------
ASSETS
------
Investment                                                         29,328,354       $   33,791,182
Receivable from investment                                            398,167              662,200
                                                              ---------------       --------------
        TOTAL                                                 $    29,726,521       $   34,453,382
                                                              ===============       ==============

LIABILITY AND PARTNERS' CAPITAL
-------------------------------
  Liability-Redemptions payable                               $       398,167       $      662,200

PARTNERS' CAPITAL:
  General Partner:
    (832 and 832 SECTOR II Units)                                     129,710              132,067
    (1,595 and 1,595 SECTOR III Units)                                261,174              265,921
  Limited Partners:
    (57,979 and 66,576 SECTOR II Units)                             9,039,101           10,567,998
    (121,521 and 136,907 SECTOR III Units)                         19,898,369           22,825,196
                                                              ---------------       --------------
      Total partners' capital                                      29,328,354           33,791,182
                                                              ---------------       --------------
       TOTAL                                                  $    29,726,521       $   34,453,382
                                                              ===============       ==============
NET ASSET VALUE PER UNIT:
  SECTOR II UNITS
    (Based on 58,811 and 67,408 Units outstanding)            $        155.90       $       158.74
                                                              ===============       ==============
  SECTOR III UNITS
    (Based on 123,116 and 138,502 Units outstanding)          $        163.74       $       166.72
                                                              ===============       ==============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND(SM) II L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                For the three        For the three       For the nine       For the nine
                                                months ended         months ended        months ended       months ended
                                                September 30,        September 30,       September 30,      September 30,
                                                    1999                 1998                1999               1998
                                                -------------        -------------       -------------      -------------
REVENUES:
 Trading (loss) profits:
   Realized                                     $        -           $  (62,630)         $        -         $ 1,169,961
   Change in unrealized                                  -               62,636                   -            (671,259)
                                                -----------          ----------          -----------        -----------

    Total trading results                                -                    6                   -             498,702
                                                -----------          ----------          -----------        -----------

 Interest income                                                         (1,096)                                598,157
 Income from investments                           (585,328)          2,695,723             (547,659)         1,352,154
                                                -----------          ----------          -----------        -----------
    Total revenues                                 (585,328)          2,694,633             (547,659)         2,449,013
                                                -----------          ----------          -----------        -----------

EXPENSES:
 Profit Shares                                           -                   -                    -             301,644
 Brokerage commissions                                   -                   -                    -           1,015,128
 Administrative fees                                     -                   -                    -              29,003
                                                -----------          ----------          -----------        -----------

     Total expenses                                      -                   -                    -           1,345,775
                                                -----------          ----------          -----------        -----------
NET INCOME (LOSS)                               $  (585,328)         $2,694,633          $  (547,659)       $ 1,103,238
                                                ===========          ==========          ===========        ===========

NET INCOME (LOSS) PER UNIT:
 Weighted average number of units
    outstanding                                     186,771             226,064              194,792            240,299
                                                ===========          ==========          ===========        ===========

 Weighted average net income (loss)
  per Limited Partner
  and General Partner unit                      $     (3.13)         $    11.92          $     (2.81)       $      4.59
                                                ===========          ==========          ===========        ===========

See notes to financial statements

                    THE SECTOR STRATEGY FUND(SM) II L.P.
                    -------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1999 and 1998
             -----------------------------------------------------

                                      Units                   Limited Partners               General Partner
                                      -----                   ----------------               ---------------
                             SECTOR II     SECTOR III     SECTOR II   SECTOR III        SECTOR II     SECTOR III        Total
                               UNITS         UNITS          UNITS       UNITS             UNITS        UNITS            -----
                               -----         -----          -----       -----             -----        -----
PARTNERS' CAPITAL,           88,445        168,686      $13,494,521   $26,199,645       $335,409      $620,882       $40,650,457
 December 31, 1997

Redemptions                 (15,163)       (23,175)      (2,082,016)   (3,291,713)      (192,459)     (355,953)       (5,922,141)

Net income (loss)                 -              -           68,168     1,045,633        (11,110)          547         1,103,238
                            -------        -------      -----------   -----------       --------      --------       ------------

PARTNERS' CAPITAL,
 September 30, 1998          73,282        145,511      $11,480,673   $23,953,565       $131,840      $265,476       $35,831,554
                             ======        =======      ===========   ===========       ========      ========       ===========

PARTNERS' CAPITAL,
 December 31, 1998           67,408        138,502      $10,567,998   $22,825,196       $132,067      $265,921       $33,791,182

Redemptions                  (8,597)       (15,386)      (1,359,660)   (2,555,509)             -             -        (3,915,169)

Net income (loss)                 -              -         (169,237)     (371,318)        (2,357)       (4,747)         (547,659)
                             ------        -------      -----------   ------------      --------      --------       -----------

PARTNERS' CAPITAL,
 September 30, 1999          58,811        123,116      $ 9,039,101   $19,898,369       $129,710      $261,174       $29,328,354
                             ======        =======      ===========   ===========       ========      ========       ===========

See notes to financial statements.

                     THE SECTOR STRATEGY FUND(SM) II L.P.
                       (A Delaware limited partnership)
                        ------------------------------
                         NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) II L.P. (the "Partnership" or the "Fund") as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   INVESTMENTS

     As of September 30, 1999 and December 31, 1998, the Partnership had an investment in MM LLC of $29,328,354 and $33,791,182, respectively.

     Total revenues and fees with respect to the Fund's investments are set forth as follows:

For the three months
ended September 30,           Total            Brokerage         Administrative           Profit           Income (loss) from
       1999                  Revenue          Commissions             Fees                Shares               Investments
                         --------------     ---------------    ------------------     --------------      ---------------------
SECTOR II Units
---------------
MM LLC                    $    30,357        $    208,899       $        5,969         $    (2,699)        $         (181,812)
                         ============       =============      ===============        ============        ===================

SECTOR III Units
----------------
MM LLC                    $    68,657        $    464,890       $       13,283         $    (6,000)        $         (403,516)
                         ============       =============      ===============        ============        ===================

Total All Units
---------------
MM LLC                    $    99,014        $    673,789       $       19,252         $    (8,699)        $         (585,328)
                         ============       =============      ===============        ============        ===================

For the three months
ended September 30,           Total            Brokerage         Administrative           Profit           Income (loss) from
       1998                  Revenue          Commissions             Fees                Shares               Investments
                         --------------     ---------------    ------------------     --------------      ---------------------
SECTOR II Units
---------------
MM LLC                    $ 1,349,860        $    259,591       $        7,417         $   205,804         $          877,048
                         ============       =============      ===============        ============        ===================

SECTOR III Units
----------------
MM LLC                    $ 2,801,115        $    538,694       $       15,392         $   428,354         $        1,818,675
                         ============       =============      ===============        ============        ===================

Total All Units
---------------
MM LLC                    $ 4,150,975        $    798,285       $       22,809         $   634,158         $        2,695,723
                         ============       =============      ===============        ============        ===================

     For the nine months
     ended September 30,         Total            Brokerage        Administrative         Profit         Income (loss) from
           1999                 Revenue          Commissions           Fees               Shares            Investments
                             -------------    -----------------   ---------------     -------------    ----------------------
SECTOR II Units
---------------
MM LLC                       $    537,762     $       658,283     $      18,808       $      32,265    $           (171,594)
                             ============     ===============     =============       =============    ====================
SECTOR III Units
----------------
MM LLC                       $  1,190,395     $     1,454,197     $      41,549       $      70,714    $           (376,065)
                             ============     ===============     =============       =============    ====================
Total All Units
---------------
MM LLC                       $  1,728,157     $     2,112,480     $      60,357       $     102,979    $           (547,659)
                             ============     ===============     =============       =============    ====================

     For the nine months
     ended September 30,         Total            Brokerage        Administrative         Profit         Income (loss) from
           1998                 Revenue          Commissions           Fees               Shares            Investments
                             -------------    -----------------   ---------------     -------------    ----------------------
SECTOR II Units
---------------
JWH LLC                      $    (222,269)   $       71,032      $       2,029       $           -    $           (295,330)
MM LLC                           1,473,720           344,908              9,855             224,254                 894,703
                             -------------    --------------      -------------       -------------    --------------------
Total                        $   1,251,451    $      415,940      $      11,884       $     224,254    $            599,373
                             =============    ==============      =============       =============    ====================

SECTOR III Units
----------------
JWH LLC                      $    (711,700)   $      228,238      $       6,521       $           -    $           (946,459)
MM LLC                           3,053,522           712,532             20,359             479,984               1,840,647
Millburn LLC                       (31,859)          106,408              3,040                 100                (141,407)
                             -------------    --------------      -------------       -------------    --------------------
Total                        $   2,309,963    $    1,047,178      $      29,920       $     480,084    $            752,781
                             =============    ==============      =============       =============    ====================

Total All Units
---------------
JWH LLC                      $    (933,969)   $      299,270      $       8,550       $           -    $         (1,241,789)
MM LLC                           4,527,242         1,057,440             30,214             704,238               2,735,350
Millburn LLC                       (31,859)          106,408              3,040                 100                (141,407)
                             -------------    --------------      -------------       -------------    --------------------
Total                        $   3,561,414    $    1,463,118      $      41,804       $     704,338    $          1,352,154
                             =============    ==============      =============       =============    ====================

During the second quarter of 1998, the Partnership withdrew its investment in JWH LLC and Millburn LLC.

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                           MM LLC                     MM LLC
                    ------------------         -------------------

                    September 30, 1999           December 31, 1998
Assets                $    104,792,599            $    125,332,558
                      ================            ================

Liabilities           $      2,593,473            $      4,949,082
Members' Capital           102,199,126                 120,383,476
                      ----------------            ----------------

Total                 $    104,792,599            $    125,332,558
                      ================            ================

                                      MM LLC

                   For the three months     For the three months
                   ended September 30,      ended September 30,
                          1999                     1998
                  --------------------      --------------------
Revenues              $        356,464          $     14,430,272

Expenses                     2,331,302                 5,049,934
                      ----------------          ----------------
                      $     (1,974,838)         $      9,380,338
Net Income            ================          ================


                                       MM LLC

                       For the nine months   For the nine months
                       ended September 30,   ended September 30,
                              1999                  1998
                      --------------------  --------------------
Revenues                  $      6,112,547      $     15,738,047

Expenses                         7,824,068             6,237,337
                          ----------------      ----------------
Net Income                $     (1,711,521)     $      9,500,710
                          ================      ================

3.   INCOME PER UNIT

     The profit and loss of the Sector II and Sector III Units for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                             Sector II            Sector III            Total
                                               UNITS                UNITS             All Units
                                        ------------------   ------------------   ------------------
                                           For the three        For the three        For the three
                                           months ended         months ended         months ended
                                        September 30, 1999   September 30, 1999   September 30, 1999
                                        ------------------   ------------------   ------------------
REVENUES:
Trading (loss) profits:                      $      -             $      -            $      -
  Realized                                          -                    -                   -
  Change in unrealized                              -                    -                   -
                                             ----------           ----------          ----------

  Total trading results

Interest income
Income from investments                        (181,812)            (403,516)           (585,328)
                                             ----------           ----------          ----------
Total revenues                                 (181,812)            (403,516)           (585,328)
                                             ----------           ----------          ----------

EXPENSES
  Profit Shares                                     -                    -                   -
  Brokerage commissions                             -                    -                   -
  Administrative fees                               -                    -                   -
                                             ----------           ----------          ----------
Total expenses                                      -                    -                   -
                                             ----------           ----------          ----------

NET INCOME (LOSS)                            $ (181,812)          $ (403,516)           (585,328)
                                             ==========           ==========          ==========
NET INCOME PER UNIT:

Weighted average number of
units outstanding                                59,885              126,886             186,771
                                             ----------           ----------          ----------
Weighted average net income (loss) per
Limited Partner and General Partner Unit     $    (3.04)          $    (3.18)         $    (3.14)
                                             ==========           ==========          ==========
                                            Sector II              Sector III               Total
                                              UNITS                  UNITS                 All Units
                                        ------------------     ------------------     ------------------
                                           For the three          For the three         For the three
                                           months ended           months ended          months ended
                                        September 30, 1998     September 30, 1998     September 30, 1998
                                        ------------------     ------------------     ------------------
REVENUES:
Trading (loss) profits:
  Realized                                 $ (16,741)            $  (44,659)           $  (61,400)
  Change in unrealized                        16,741                 44,665                61,406
                                           ---------             ----------            ----------

  Total trading results                          -                        6                     6

Interest income                                 (406)                  (690)               (1,096)
Income from investments                      877,048              1,818,675             2,695,723
                                           ---------             ----------            ----------
Total revenues                               876,642              1,817,991             2,694,633
                                           ---------             ----------            ----------
EXPENSES
  Profit Shares                                  -                      -                     -
  Brokerage commissions                          -                      -                     -
  Administrative fees                            -                      -                     -
                                           ---------             ----------            ----------
Total expenses                                   -                      -                     -
                                           ---------             ----------            ----------
NET INCOME                                 $ 876,642             $1,817,991            $2,694,633
                                           =========             ==========            ==========

NET INCOME PER UNIT:

Weighted average number of
units outstanding                             76,117                149,947               226,064
                                           ---------             ----------            ----------
Weighted average net income per
Limited Partner and General Partner Unit   $   11.52             $    12.12            $    11.92
                                           =========             ==========            ==========

                                                  Sector II            Sector III               Total
                                                   UNITS                 UNITS                All Units
                                             ------------------    ------------------     ------------------
                                                For the nine          For the nine           For the nine
                                                months ended          months ended           months ended
                                             September 30, 1999    September 30, 1999     September 30, 1999
                                             ------------------    ------------------     ------------------
REVENUES:
Trading (loss) profits:
  Realized                                   $                -    $                -     $                -
  Change in unrealized                                        -                     -                      -
                                             ------------------    ------------------     ------------------

  Total trading results                                       -                     -                      -

Interest income                                               -                     -                      -
Income from investments                                (171,594)             (376,065)              (547,659)
                                             ------------------    ------------------     ------------------

Total revenues                                         (171,594)             (376,065)              (547,659)
                                             ------------------    ------------------     ------------------

EXPENSES
  Profit Shares                                               -                     -                      -
  Brokerage commissions                                       -                     -                      -
  Administrative fees                                         -                     -                      -
                                             ------------------   -------------------    -------------------
Total expenses                                                -                     -                      -
                                             ------------------   -------------------    -------------------

NET INCOME (LOSS)                            $         (171,594)  $          (376,065)   $          (547,659)
                                             ==================   ===================    ===================

NET INCOME PER UNIT:

Weighted average number of
units outstanding                                        62,772               132,020                194,792
                                             ------------------   -------------------    -------------------
Weighted average net income (loss)
  per Limited Partner
  and General Partner Unit                   $            (2.73)  $             (2.85)   $             (2.81)
                                             ==================   ===================    ===================

                                                  Sector II            Sector III               Total
                                                   UNITS                 UNITS                All Units
                                             ------------------    ------------------     ------------------
                                                For the nine          For the nine           For the nine
                                                months ended          months ended           months ended
                                             September 30, 1998    September 30, 1998     September 30, 1998
                                             ------------------    ------------------     ------------------
REVENUES:
Trading (loss) profits:
  Realized                                   $         (259,121)   $        1,430,312     $        1,171,191
  Change in unrealized                                 (106,144)             (566,345)              (672,489)
                                             ------------------    ------------------     ------------------

  Total trading results                                (365,265)              863,967                498,702

Interest income                                         238,969               359,188                598,157
Income from investments                                 599,373               752,781              1,352,154
                                             ------------------    ------------------     ------------------

Total revenues                                          473,077             1,975,936              2,449,013
                                             ------------------    ------------------     ------------------

EXPENSES
  Profit Shares                                             517               301,127                301,644
  Brokerage commissions                                 403,962               611,166              1,015,128
  Administrative fees                                    11,541                17,462                 29,003
                                             ------------------   -------------------    -------------------
Total expenses                                          416,020               929,755              1,345,775
                                             ------------------   -------------------    -------------------

NET INCOME                                   $           57,057   $         1,046,181    $         1,103,238
                                             ==================   ===================    ===================

NET INCOME PER UNIT:

Weighted average number of
units outstanding                                        82,039               158,260                240,299
                                             ------------------   -------------------    -------------------
Weighted average net income
  per Limited Partner
  and General Partner Unit                   $             0.70   $              6.61    $              4.59
                                             ==================   ===================    ===================


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

Market Risk
-----------

Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in Trading LLCs and in MM LLC, the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of the Trading LLCs and MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held directly by the Partnership or indirectly through the Trading LLCs and MM LLC, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership or MM LLC, adjusting the percentage of the Partnership's, the Trading LLC's or MM LLC's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts' Trading LLC accounts or MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

   The Partnership, in its normal course of business, entered into various contracts, with Merrill Lynch Futures (" MLF"), a Merrill Lynch & Co., Inc. affiliate, acting as its commodity broker

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

                 MONTH-END NET ASSET VALUE PER SECTOR II UNIT

          -------------------------------------------------------------------------------------
                Jan.     Feb.     Mar.     Apr.     May      Jun.     Jul.     Aug.     Sep.
          -------------------------------------------------------------------------------------
          1998  $155.45  $151.98  $150.75  $145.57  $146.58  $146.91  $147.09  $155.15  $155.08
          -------------------------------------------------------------------------------------
          1999  $156.73  $158.61  $157.90  $159.63  $158.37  $158.96  $159.28  $158.21  $155.90
          -------------------------------------------------------------------------------------

                 MONTH-END NET ASSET VALUE PER SECTOR III UNIT

          -------------------------------------------------------------------------------------
                Jan.     Feb.     Mar.     Apr.     May      Jun.     Jul.     Aug.     Sep.
          -------------------------------------------------------------------------------------
          1998  $159.04  $156.52  $159.24  $151.72  $154.09  $154.27  $154.50  $162.95  $166.44
          -------------------------------------------------------------------------------------
          1999  $164.61  $166.59  $165.84  $167.65  $166.34  $166.96  $167.29  $166.16  $163.74
          -------------------------------------------------------------------------------------


Performance Summary

January 1, 1998 to September 30, 1998
-------------------------------------

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

January 1, 1999 to September 30, 1999
-------------------------------------

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

In the metals sector, gains from short gold positions were overshadowed by losses in copper and nickel trading. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, prices hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost much of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand receded with virtually no supply side response.

July 1, 1999 to September 30, 1999


The Fund profited in the energy sector with long positions in light crude oil resulting in strong gains. Crude oil prices received a jolt owing to a report in August indicating Russia's plan to cut 70% its fuel oil and gasoil exports for August and completely eliminate gasoil exports in order to satisfy domestic needs. Short positions in natural gas trading were unprofitable as high levels of energy consumption and weather scares throughout the country early in the quarter added to the bullish tone for the market. However, these losses were not substantial enough to affect the profitability of the sector overall for the quarter.

Trading in the metals markets was also profitable as positions in nickel, gold and aluminum all resulted in gains. Collectively, the base metals sector was a strong performer this quarter. A major statement from the President of the European Central Bank was beneficial for long gold positions as it sent gold prices sharply higher in late September. A key part of the statement was the fact that the banks have agreed not to expand their gold lending. This initiated the first bullish bias in years. The Fund's long positions in aluminum trading were also profitable. Despite a 5-year low in early March, aluminum prices have gained nearly 25 percent this year. Steady Japanese consumer buying and the strength in the yen versus the dollar have played a part in this.

Interest rate trading was unprofitable for the third quarter as losses were sustained in Eurodollar, Japanese 10 year government bonds and Eurobund futures trading. Long positions in Eurodollar trading were unprofitable given the speculations of the probability of a tightening bias by the US Federal Reserve. Eurodollar contracts gave up much of the gains that they enjoyed following the Federal Open Market Committee's adoption of a neutral bias.

The Fund suffered losses in stock index positions as trading throughout the quarter was volatile. Though the S&P finished the third quarter by breaking the post-October 1998 highs, the Fund suffered losses in stock index trading due to significant volatility globally. For the quarter, losses were sustained in the S&P, FTSE-Financial Times Stock Index, and the DAX German Stock Index resulting in losses for the sector overall.

Currency trading resulted in minimal losses for the quarter as profitable positions in the Japanese yen were offset by losses in Euro currency and Swiss franc trading. Long yen positions resulted in strong gains as the Bank of Japan refused to ease monetary policy and investors added to their yen exposure, which reached a two-year high during the quarter. The most positive sign in Japan was that, for the second quarter in a row, domestic consumption exceeded that of the year ago quarter. Losses were sustained in Euro currency trading as it continued to trade in the same choppy pattern that has been evident for the past few quarters.

The Fund also was unprofitable in the agricultural markets as losses were sustained in the hog, coffee and soymeal markets. Agricultural trading began the quarter with an increase in prices as there was a sharp decline in crop ratings due to wet conditions in the Eastern Belt during July. This in conjunction with forecasters' outlooks for additional declines in the weeks ahead helped jump-start the first major weather scare of the season. As a result, short positions in soymeal proved unprofitable as there was a sharp upturn in soy prices. Additionally, long coffee positions were unprofitable as the coffee market plunged to 5-year lows during the quarter when cold temperatures in Brazil skirted the major coffee belt and failed to harm trees.



Year 2000 Compliance

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the 1998 Annual Report. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

Merrill Lynch's business units have developed and tested contingency plans. The plans identify critical processes, potential Y2K problems, and personnel, processes, and available resources needed to maintain operations. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation and contingency planning will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. Merrill Lynch's year-end balance sheet levels will depend on Y2K risks and many other factors, including business opportunites and customer demand.

As of September 24, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative was approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 1999 and December 31, 1998, and the average of the nine months for January 1999 through September 1999. As of September 30, 1999 and December 31, 1998, the Fund's total capitalization was approximately $29 million and $34 million, all of which was allocated to trading.


                              September 30, 1999                   December 31, 1998
                        -------------------------------      -----------------------------------
                                         % OF TOTAL                               % OF TOTAL
MARKET SECTOR           VALUE AT RISK    CAPITALIZATION      VALUE AT RISK        CAPITALIZATION
-------------           -------------    --------------      -------------        --------------
Interest Rates                276,034              0.94%     $     159,263                  0.47%
Currencies                    217,742              0.74%           294,936                  0.89
Stock Indices                 133,268              0.45%            79,470                  0.23
Metals                        137,116              0.47%           115,273                  0.34
Commodities                    15,353              0.06%            78,680                  0.23
Energy                        147,231              0.50%            63,550                  0.18
                        -------------    --------------      -------------        --------------
                              926,744              3.16%     $     791,172                  2.34%
                        =============    ==============      =============        ==============

                                Average month-end                     Average month-end
                                  For the Period                        For the Period
                        July 1999 through September 1999     January 1999 through September 1999
                        --------------------------------     -----------------------------------
                                          % OF TOTAL                              % OF TOTAL
MARKET SECTOR           VALUE AT RISK     CAPITALIZATION     VALUE AT RISK        CAPITALIZATION
-------------           -------------     --------------     -------------        --------------
Interest Rates                348,054               1.16%    $     552,106                  1.76%
Currencies                    277,916               0.92%          304,522                  0.97
Stock Indices                 189,617               0.63%          285,779                  0.91
Metals                        152,898               0.51%          123,860                  0.39
Commodities                    42,425               0.14%          105,133                  0.33
Energy                        180,993               0.60%          155,686                  0.50
                        -------------     --------------     -------------        --------------
                            1,191,903               3.96%    $   1,527,086                  4.86%
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

          There were no reports on Form 8-K filed during the first nine months of fiscal 1999.

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



                                 THE SECTOR STRATEGY FUND(SM) II L.P.




                                 By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                         (General Partner)






Date: November 12, 1999             By /s/ JOHN R. FRAWLEY, JR.
                                    ------------------------
                                    John R. Frawley, Jr.
                                    Chairman, Chief Executive Officer,
                                    President and Director



Date: November 12, 1999             By /s/ MICHAEL L. PUNGELLO
                                    -----------------------
                                    Michael L. Pungello
                                    Vice President, Chief Financial Officer
                                    and Treasurer