Form 10-K405
period 1999-12-31
SECTOR STRATEGY FUND II LP
filed 2000-03-30
CIK 867247

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1999
                                      or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934


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
                         Plainsboro, New Jersey 08536
                         ----------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (609) 282-6996

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X          No _______
                                                         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
             -

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2000, limited partnership units with an aggregate value of $26,774,334 were outstanding and held by non-affiliates.

                      Documents Incorporated by Reference

The registrant's "1999 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1999, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                     THE SECTOR STRATEGY FUND (SM) II L.P.

                      ANNUAL REPORT FOR 1999 ON FORM 10-K


                               Table of Contents
                               -----------------

                                                   PART I                                          PAGE
                                                   ------                                          ----
Item 1.     Business.............................................................................     1

Item 2.     Properties...........................................................................     6

Item 3.     Legal Proceedings....................................................................     7

Item 4.     Submission of Matters to a Vote of Security Holders..................................     7

                                                   PART II
                                                   -------

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................     7

Item 6.     Selected Financial Data..............................................................     8

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations    12

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................    16

Item 8.     Financial Statements and Supplementary Data..........................................    21

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    21

                                                  PART III
                                                  --------

Item 10.    Directors and Executive Officers of the Registrant...................................    21

Item 11.    Executive Compensation...............................................................    23

Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................    23

Item 13.    Certain Relationships and Related Transactions.......................................    23

                                                  PART IV
                                                  -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................    25

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

               Merrill Lynch Investment Partners Inc. ("MLIP") is the general partner of the Partnership and selects and allocates the Partnership's assets (through the Partnership's investment in ML Multi-Manager Portfolio LLC ("MM LLC")) among professional trading advisors ("Advisors"), each unaffiliated with MLIP and each of which trades independently of the others. The Partnership and MM LLC are referred to throughout this document, either individually and/or collectively, as the "Fund". MLIP also determines what percentage of the Partnership's assets to allocate to trading and what percentage to hold in reserve. Merrill Lynch Futures Inc. ("MLF") is the Partnership's commodity broker. A portion of the Partnership's assets is held by a commodity broker, other than MLF, to facilitate the trading of a certain independent advisor. MLIP is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). MLF is an indirect wholly-owned subsidiary of ML&Co. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch").

               Prior to October 1, 1996, the Partnership placed assets with the Advisors by opening individual managed accounts with them. For the period from October 1, 1996 to May 31, 1998, the Partnership placed assets with certain of the Advisors through investing in private funds ("Trading LLCs") sponsored by MLIP, through which the trading accounts of different MLIP-sponsored funds managed by the same Advisor pursuant to the same strategy were consolidated. The only members of the Trading LLCs were commodity pools sponsored by MLIP. Placing assets with an Advisor through investing in a Trading LLC rather than a managed account had no economic effect on the Partnership, except to the extent that the Partnership benefited from the Advisor not having to allocate trades among a number of different accounts (rather than acquiring a single position for the Trading LLC as a whole). As of June 1, 1998, MLIP consolidated the trading accounts of nine of its multi-advisor funds (the "Multi-Advisor Funds"), including the Partnership. The consolidation was achieved by having these Multi-Advisor Funds invest in a single Delaware limited liability company, MM LLC, which opened a single account with each Advisor selected. MM LLC is managed by MLIP, has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts. The placement of assets into MM LLC did not change the operations or fee structure of the Partnership. The administrative authority over the Partnership, as well as MM LLC, remains with MLIP. The following disclosures relate to the operation of the Partnership through its investment in MM LLC.

               In addition to its investment in MM LLC, the Partnership maintains a cash account. From time to time, MLIP allocates and reallocates Partnership assets among its investment in MM LLC and cash accounts in an attempt to increase profit potential while limiting the downside risks associated with futures and forward trading (in order to prevent ML&Co. from incurring any obligations under its guarantee of a minimum Net Asset Value per Unit, as described below). Initially, MLIP allocated approximately 30% of the Partnership's assets in each of the SECTOR II and SECTOR III portions to cash and approximately 70% to trading. Since June 1, 1998, 100% has been invested in MM LLC for the SECTOR II Units and for the SECTOR III Units.

               As of December 31, 1999, the Partnership's SECTOR II Unit capitalization was $8,739,879, the Partnership's SECTOR III Unit capitalization was $19,296,497, the Net Asset Value of a SECTOR II Unit sold as of December
5, 1990 for $100 was $156.88 and the Net Asset Value of SECTOR III Unit sold as of July 5, 1991 for $100 was $164.77.

               ML&Co. guarantees that the Net Asset Value per Unit will equal at least $125.50 as of December 31, 2001 for SECTOR II Units and at least $132.74 as of October 31, 2000 for SECTOR III Units (the "Principal Assurance Dates"). The initial Principal Assurances Dates for the SECTOR II Units and SECTOR III Units were December 31, 1995 and September 30, 1996, respectively, at which time the minimum Net Asset Value per Unit guaranteed by ML&Co. was $100 per Unit. As of January 1, 1996, the Fund restarted the trading program for SECTOR II Units, setting a new Time Horizon of two years in duration with a second Principal Assurance Date of December 31, 1997 and a minimum assured Net Asset Value of $100.12. As of October 1, 1996, the Fund restarted the trading program for the SECTOR III Units also setting a new Time Horizon of two years in duration, with a second Principal Assurance Date of September 30, 1998 and a minimum assured Net Asset Value of $100.92. As of January 1, 1998, the Fund restarted the trading program for SECTOR II Units, setting a new Time Horizon of two years in duration with a third Principal Assurance Date of December 31, 1999 and a minimum assured Net Asset Value of $125.10. As of November 1, 1998, the Fund restarted the trading program for SECTOR III Units, setting a new Time Horizon of two years in duration with a third Principal Assurance Date as of October 31, 2000 and a minimum assured Net Asset Value of $132.74. As of January 1, 2000, the Fund restarted its trading program for SECTOR II Units, setting a new Time Horizon of two years in duration with a fourth Principal Assurance Date of December 31, 2001. This guarantee does not prevent substantial investor losses, but rather serves only as a form of "stop-loss," limiting the maximum loss which investors who retain their Units until the Principal Assurance Date can incur. MLIP will manage the percentage of assets allocated to trading so as to minimize the likelihood that payments will be required to be made by ML&Co. pursuant to the guarantee. As a result, the assets allocated to trading may be reduced or eliminated if the present value of the guaranteed payments ($100 principal and all remaining annual fixed-rate dividends) approaches the current value of the assets in the Fund. If the spread between such present and current values widens, the assets allocated to trading will increase. The determination of the percentage of assets allocated to trading is affected by the performance of the Fund, the level of interest rates used in determining the present value and the time remaining to the Principal Assurance Date.

               Through December 31, 1999 the highest month-end Net Asset Value per SECTOR II and SECTOR III Units was $159.63 (April 30, 1999) and $167.65 (April 30, 1999), respectively, and the lowest $98.68 (January 31, 1991) and $97.74 (May 31, 1992), respectively. The Partnership does not engage in the sale of goods or services.

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

          (c)  Narrative Description of Business:
               ---------------------------------

               General

               The Fund trades in futures, options on futures, forwards and options on forward contracts in major sectors of the world economy, with the objective of achieving substantial capital appreciation over time, while assuring investors of at least a predetermined minimum Net Asset Value per Unit as of the Principal Assurance Date.

               MLIP is the Partnership's trading manager, with responsibility for selecting Advisors to manage MM LLC's assets, allocating and reallocating MM LLC's assets among different Advisors and determining the percentage of the Partnership's assets committed to trading from time to time.

               Considered as a whole, the Fund trades in a diversified range of international markets. Certain of the Advisors, considered individually, concentrate primarily on trading in a limited portfolio of markets. The composition of the "sectors" included in the Partnership's portfolio varies substantially over time.

               MLIP may, from time to time, direct certain individual Advisors to manage their Fund accounts as if they were managing more equity than the actual capital allocated to them.

               One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated with the United States stock and bond markets.

               ML&Co.'s "Principal Protection" Undertaking to the Fund

               ML&Co., the parent company of the Merrill Lynch organization, which includes MLIP and MLF, has agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjustment for all liabilities to third parties, that the Net Asset Value per SECTOR II and SECTOR III Unit, respectively, will be no less than $125.50 or $132.74 as of their respective fourth and third Principal Assurance Dates. This guarantee, which is effective only as of the Principal Assurance Date, is a guarantee only of the minimum assured Net Asset Value (plus distributions, if any), not against the loss of the time value of such investment or a guarantee of profit. This guarantee is a general, unsecured obligation of ML&Co.

               Operation of the Partnership after the Fourth and Third Principal Assurance Dates

               When the Fund reached the first Principal Assurance Dates for the SECTOR II and SECTOR III Units, respectively, MLIP "restarted" the Fund's trading program and the ML&Co. guarantee for a two-year period ending December 31, 1997 and September 30, 1998, respectively. When the Fund had reached Principal Assurance Dates for the SECTOR II and SECTOR III Units, MLIP "restarted" the Fund's trading program and the ML&Co. guarantee for two-year period. MLIP may determine to terminate the Partnership's operations with respect to either or both of the SECTOR II or SECTOR III Units as of their fourth and third Principal Assurance Dates, respectively, to extend the ML&Co. guarantee for a certain period of time (again resetting the minimum Net Asset Value per Unit guaranteed by ML&Co.) or to continue to operate the Fund without a "principal protection" feature. All investors will be given notice no later than 45 days prior to the Principal Assurance Date for their Units as to what the operation of the Fund (if any) will be with respect to such Units after such current Principal Assurance Date.

               Use of Proceeds and Interest Income

               Market Sectors.  The Fund trades in a diversified group
               --------------
of markets under the direction of multiple independent advisors. These Advisors can, and do, from time to time materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

               Market Types. The Fund trades on a variety of United States
               ------------
and foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

               Many of the Fund's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership.

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

               Custody of Assets. The majority of the Fund's assets are
               -----------------
currently held in customer accounts at Merrill Lynch.

               Interest paid by Merrill Lynch on the Fund's U.S. Dollar and Non
               ----------------------------------------------------------------
U.S. Dollar Assets. A majority of the Fund's U.S. dollar assets are maintained
------------------
at MLF. On assets held in U.S. dollars, Merrill Lynch credits the Fund with interest at the prevailing 91-day U.S. Treasury bill rate. The Fund is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Fund, from possession of such assets.

               Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on the Fund's non-U.S. dollar-denominated positions.

                               ________________

               Charges

          The following table summarizes the charges incurred by the Fund during 1999, 1998 and 1997.

                             1999                            1998                         1997
                ------------------------------------------------------------------------------------------
                                       % of                         % of                         % of
                                      Average                      Average                      Average
                    Dollar           Month End       Dollar       Month End       Dollar       Month End
    Cost            Amount          Net Assets       Amount      Net Assets       Amount      Net Assets
----------------------------------------------------------------------------------------------------------
Brokerage        $        -             0.00%      $1,015,128        2.79%      $2,732,838        6.56%
Commissions
Administrative            -             0.00%          29,004        0.08%          78,081        0.19%
Expenses
Profit Shares             -             0.00%         301,645        0.83%         530,099        1.27%
                ------------------------------------------------------------------------------------------
Total            $        -             0.00%      $1,345,777        3.70%      $3,341,018        8.02%
                ==========================================================================================

                             ____________________

               Brokerage Commissions and Administrative Fees and Profit Shares are not representative of the actual amounts paid by the Fund, because the Fund paid the bulk of these fees as an investor in the Trading LLCs or in MM LLC. See "Description of Current Charges." During 1999, the Fund had 100% of its assets invested in MM LLC.

               The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar assets in offset accounts.

               The Fund's SECTOR II Units average month-end Net Assets during 1999, 1998 and 1997 equaled $9,538,889, $11,959,856, and $14,791,387, respectively.

               The Fund's SECTOR III Units average month-end Net Assets during 1999, 1998 and 1997 equaled $21,081,593, $24,385,480, and $26,871,244, respectively.

               Interest income does not represent the actual amounts received by the Fund since the bulk of the interest was received by the Fund as an interest in the Trading LLCs of MM LLC.

               During 1998 and 1997, the Fund's SECTOR II Units earned $238,969 and $640,195 in interest income, or approximately 2.00% and 4.33% of the Fund's average month-end Net Assets. During 1998 and 1997, the Fund's SECTOR III Units earned $359,189 and $911,165 in interest income, or approximately 1.47% and 3.39% of the Fund's average month-end Net Assets.

               The variations in charges are primarily due to placing assets in Trading LLCS and MM LLC (See Item 7).

                        Description of Current Charges

Recipient           Nature of Payment        Amount of Payment
---------           -----------------        -----------------
MLF                 Brokerage Commissions    A flat-rate monthly commission of 0.7291 of 1% (an
                                             8.75% annual rate) of the SECTOR III and SECTOR II
                                             month-end assets committed to trading.  As of
                                             December 31, 1999 approximately 100% of the SECTOR II
                                             and the SECTOR III assets were allocated to trading.

                                             During 1999, the Fund paid round-turn
                                             commissions through its investment in MM LLC.

                                             During 1998 and 1997, the round-turn (each purchase
                                             and sale or sale and purchase of a single futures
                                             contract) equivalent rate of the Partnership's
                                             flat-rate Brokerage Commissions was approximately
                                             $52, and $63, respectively.

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

MLIB; Other         Bid-ask spreads          Bid-ask spreads on forward and related trades.
Counterparties

Advisors    Profit Shares                    All Advisors can receive quarterly or annual Profit
                                             Shares ranging from 15% to 25% (depending
                                             on the Advisor) of any New Trading Profit
                                             achieved by their Fund account. Profit Shares are
                                             also paid upon redemption of Units and upon the net
                                             reallocation of assets away from an Advisor. New
                                             Trading Profit is calculated separately in respect of
                                             each Advisor, irrespective of the overall performance
                                             of the Fund.  The Fund and MM LLC may pay substantial
                                             Profit Shares during periods when it is incurring
                                             significant overall losses.

Advisors    Consulting Fees                  MLF currently pays the Advisors annual Consulting Fees
                                             up to 1.75% of the Partnership's average month-end
                                             assets allocated to them for management, after
                                             reduction for a portion of the brokerage commissions.

MLF;                Extraordinary expenses   Actual costs incurred; none paid to date.
  Others

                            ______________________

               Regulation

               MLIP, the Advisors and MLF are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

               (i)  through (xii) -- not applicable.

               (xiii)  The Partnership has no employees.

          (d)  Financial Information about Geographic Areas:
               ---------------------------------------------

               The Partnership trades (through its investment in MM LLC), on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

Item 2:  Properties
         ----------

               The Partnership does not use any physical properties in the conduct of its business.

               The Partnership's only place of business is the place of business of MLIP, (Merrill Lynch Investment Partners Inc., Princeton Corporate Campus, 800 Scudders Mill Road -Section 2G, Plainsboro, New Jersey 08536). MLIP performs all administrative services for the Partnership from MLIP's offices.

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

          (b)  Holders:
               -------

               As of December 31, 1999, there were 1,582 holders of Units, including MLIP.

          (c)  Dividends:
               ---------

               The Partnership has made no distributions, nor does MLIP presently intend to make any distributions in the future.

Item 5(b)

               Not applicable.

Item 6:  Selected Financial Data
         -----------------------

         The following selected financial data has been derived from the audited financial statements of the Partnership.

                                       For the Year     For the Year    For the Year     For the Year     For the Year
                                           Ended           Ended            Ended           Ended            Ended
                                       December 31,     December 31,    December 31,     December 31,     December 31,
 Statement of Operations Data              1999             1998            1997             1996             1995
-------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits (Loss)
     Realized Gain (Loss)           $         -       $ 1,169,961       $ 4,629,434      $ 6,760,623       $13,084,311
     Change in Unrealized
     (Loss) Gain                              -          (671,259)           98,218       (1,911,494)       (1,408,174)
                                    -------------------------------------------------------------------------------------
     Total Trading Results                    -           498,702         4,727,652        4,849,129        11,676,137
                                    -------------------------------------------------------------------------------------

Interest Income                               -           598,158         1,551,360        2,009,987         3,519,449
                                    -------------------------------------------------------------------------------------
     Total Revenues                           -         1,096,860         6,279,012        6,859,116        15,195,586
                                    -------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions                    -         1,015,128         2,732,838        4,213,004         6,481,462
     Administrative Fees                      -            29,004            78,081          113,600                 -
     Profit Shares                            -           301,645           530,099          364,863         1,319,093
                                    -------------------------------------------------------------------------------------
     Total Expenses                           -         1,345,777         3,341,018        4,691,467         7,800,555
                                    -------------------------------------------------------------------------------------
Income (Loss) from Investment          (378,712)        1,406,243         1,708,985        2,258,309                 -
                                    -------------------------------------------------------------------------------------
Net Income (Loss)                   $  (378,712)      $ 1,157,326       $ 4,646,979      $ 4,425,958       $ 7,395,031
                                    =====================================================================================

The variations in income statement line items are primarily due to investing in Trading LLCs and in MM LLC.

                           December 31,      December 31,      December 31,     December 31,      December 31,
Balance Sheet Data            1999              1998              1997             1996              1995
-----------------------------------------------------------------------------------------------------------------
Fund Net Asset Value       $28,036,376       $33,791,182       $40,650,457      $42,584,105       $57,593,256
Net Asset Value
 per SECTOR II Unit        $    156.88       $    158.74       $    156.37      $    143.42       $    125.15
Net Asset Value
 per SECTOR III Unit       $    164.77       $    166.72       $    159.00      $    140.75       $    128.26
                       ------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER SECTOR II UNIT
-----------------------------------------------------------------------------------------------------------------------------------
           Jan.      Feb.      Mar.      Apr.      May       June      July      Aug.     Sept.      Oct.      Nov.      Dec.
-----------------------------------------------------------------------------------------------------------------------------------
  1995   $108.34   $115.58   $124.97   $127.02   $131.03   $130.14   $127.55   $126.66   $124.80   $123.65   $124.30   $125.15
-----------------------------------------------------------------------------------------------------------------------------------
  1996   $129.65   $123.52   $122.45   $124.82   $123.17   $121.68   $124.98   $123.96   $127.55   $139.16   $149.40   $143.42
-----------------------------------------------------------------------------------------------------------------------------------
  1997   $150.05   $149.10   $148.60   $149.07   $147.91   $150.77   $158.23   $155.56   $155.08   $154.49   $154.47   $156.37
-----------------------------------------------------------------------------------------------------------------------------------
  1998   $155.45   $151.98   $150.75   $145.57   $146.58   $146.91   $147.09   $155.15   $158.46   $157.97   $158.11   $158.74
-----------------------------------------------------------------------------------------------------------------------------------
  1999   $156.73   $158.61   $157.90   $159.63   $158.37   $158.96   $159.28   $158.21   $155.90   $151.64   $155.71   $156.88
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                        MONTH-END NET ASSET VALUE PER SECTOR III UNIT
-----------------------------------------------------------------------------------------------------------------------------------
           Jan.      Feb.      Mar.      Apr.      May       June      July      Aug.     Sept.      Oct.      Nov.      Dec.
-----------------------------------------------------------------------------------------------------------------------------------
  1995   $114.71   $122.70   $129.65   $128.97   $125.75   $123.17   $118.12   $119.65   $118.92   $119.78   $121.97   $128.26
-----------------------------------------------------------------------------------------------------------------------------------
  1996   $132.39   $120.96   $120.08   $127.41   $124.26   $123.53   $125.16   $122.91   $126.15   $138.27   $142.98   $140.75
-----------------------------------------------------------------------------------------------------------------------------------
  1997   $147.15   $149.44   $150.41   $146.96   $146.16   $147.82   $156.23   $151.82   $153.39   $153.98   $155.24   $159.00
-----------------------------------------------------------------------------------------------------------------------------------
  1998   $159.04   $156.52   $159.24   $151.72   $154.09   $154.27   $154.50   $162.95   $166.44   $165.93   $166.05   $166.72
-----------------------------------------------------------------------------------------------------------------------------------
  1999   $164.61   $166.59   $165.84   $167.65   $166.34   $166.96   $167.29   $166.16   $163.74   $159.27   $163.54   $164.77
-----------------------------------------------------------------------------------------------------------------------------------

              Pursuant to CFTC policy, monthly performance is presented from January 1, 1995, even though the Units were outstanding prior to such date.

                     THE SECTOR STRATEGY FUND (SM) II L.P.
                                SECTOR II Units
                               December 31, 1999

   Type of Pool:  Selected-Advisor/Publicly-Offered/"Principal Protected"/(1)/
                   Inception of Trading: December 5, 1990
                   Aggregate Subscriptions:     $136,410,000
                     Current Capitalization:    $8,739,879
                  Worst Monthly Drawdown/(2)/:  (4.73)% (2/96)
            Worst Peak-to-Valley Drawdown/(3)/: (8.01)% (8/97-4/98)

                                 _____________

            Net Asset Value per Unit, December 31, 1999: $156.88

         -----------------------------------------------------------------------------
                                           Monthly Rates of Return/(4)/
         -----------------------------------------------------------------------------
          Month                 1999       1998         1997       1996       1995
         -----------------------------------------------------------------------------
          January              (1.26)%    (0.59)%      4.62%      3.59%     (1.74)%
         -----------------------------------------------------------------------------
          February              1.20      (2.23)      (0.63)     (4.73)      6.68
         -----------------------------------------------------------------------------
          March                (0.45)     (0.81)      (0.34)     (0.86)      8.13
         -----------------------------------------------------------------------------
          April                 1.09      (3.44)       0.32       1.93       1.64
         -----------------------------------------------------------------------------
          May                  (0.79)      0.69       (0.78)     (1.32)      3.16
         -----------------------------------------------------------------------------
          June                  0.37       0.23        1.93      (1.21)     (0.68)
         -----------------------------------------------------------------------------
          July                  0.20       0.12        4.95       2.71      (1.99)
         -----------------------------------------------------------------------------
          August               (0.68)      5.48       (1.69)     (0.82)     (0.69)
         -----------------------------------------------------------------------------
          September            (1.46)      2.13       (0.31)      2.90      (1.47)
         -----------------------------------------------------------------------------
          October              (2.73)     (0.31)      (0.38)      9.10      (0.92)
         -----------------------------------------------------------------------------
          November              2.69       0.09       (0.01)      7.36       0.53
         -----------------------------------------------------------------------------
          December              0.75       0.40        1.23      (4.00)      0.68
         -----------------------------------------------------------------------------
          Compound Annual
          Rate of Return       (1.17)%     1.51%       9.02%     14.60%     13.52%
         -----------------------------------------------------------------------------

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

     (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1995 by the SECTOR II Units; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

     (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1995 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

     (4) Monthly Rate of Return is the net performance of the SECTOR II Units during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the SECTOR II Units as of the beginning of such month.

                     THE SECTOR STRATEGY FUND (SM) II L.P.
                               SECTOR III UNITS
                               December 31, 1999

   Type of Pool:  Selected-Advisor/Publicly-Offered/"Principal Protected"/(1)/
                     Inception of Trading: July 5, 1991
                    Aggregate Subscriptions:   $194,005,000
                     Current Capitalization:   $19,296,497
                  Worst Monthly Drawdown/(2)/:  (8.64)% (2/96)
            Worst Peak-to-Valley Drawdown/(3)/:  (9.30)% (2/96-3/96)

                                 _____________

             Net Asset Value per Unit, December 31, 1999: $164.77

         -----------------------------------------------------------------------------
                                        Monthly Rates of Return/(4)/
         -----------------------------------------------------------------------------
          Month                 1999       1998       1997       1996       1995
         -----------------------------------------------------------------------------
          January              (1.26)%     0.03%      4.55%      3.22%     (2.25)%
         -----------------------------------------------------------------------------
          February              1.20      (1.58)      1.56      (8.64)      6.97
         -----------------------------------------------------------------------------
          March                (0.45)      1.73       0.65      (0.73)      5.66
         -----------------------------------------------------------------------------
          April                 1.09      (4.72)     (2.29)      6.10      (0.53)
         -----------------------------------------------------------------------------
          May                  (0.79)      1.56      (0.54)     (2.47)     (2.50)
         -----------------------------------------------------------------------------
          June                  0.37       0.08       1.14      (0.59)     (2.05)
         -----------------------------------------------------------------------------
          July                  0.20       0.15       5.69       1.31      (4.10)
         -----------------------------------------------------------------------------
          August               (0.68)      5.47      (2.82)     (1.79)      1.29
         -----------------------------------------------------------------------------
          September            (1.46)      2.14       1.03       2.63      (0.61)
         -----------------------------------------------------------------------------
          October              (2.73)     (0.31)      0.38       9.60       0.72
         -----------------------------------------------------------------------------
          November              2.69       0.07       0.82       3.41       1.83
         -----------------------------------------------------------------------------
          December              0.75       0.40       2.42      (1.56)      5.16
         -----------------------------------------------------------------------------
          Compound Annual
          Rate of Return       (1.17)%     4.16%     12.98%      9.71%      9.28%
         -----------------------------------------------------------------------------

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

     (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1995 by the SECTOR III Units; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

     (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1995 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

     General
     -------

          A number of the Advisors are trend-following traders, whose programs do not attempt to predict price movements. No fundamental economic supply or demand analyses and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are used by these Advisors. Instead, the programs apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. These technical traders base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

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


     1999

          During 1999, all of the Fund's assets were invested in MM LLC. The Fund received trading profits as an investor in MM LLC. The following commentary for 1999 described the trading results for MM LLC during the year.

          The Fund finished 1999 with gains in energy, stock index and agricultural trading and losses in currency, interest rate and metal trading. Commodities spent 1999 in a transition phase, shifting from bearishness to a more neutral position. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices.

          Overall, the Fund profited from trading in crude oil, heating oil, and unleaded gas in 1999. Positions in crude oil offset losses from short positions in natural gas and gas oil trading. In March, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference, which resulted in higher prices for crude. In the natural gas markets, prices rallied sharply resulting from a decline in U.S. natural gas production, along with high levels of energy consumption and weather scares throughout the country. Near the end of the year, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and a new, higher OPEC-indicated target price.

          Stock index trading was profitable for the first half of 1999. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index, and equity markets rallied worldwide in April and June. In the second half of the year, the Fund suffered losses in stock index positions as trading was mixed due to significant volatility globally. However, there was profitable trading in Hang Seng, Nikkei 225 and Topix Indices which resulted in gains during November and December. Such activity depicted evidence of Japan's stronger-than-expected recovery coupled with a sudden decline in its unemployment rate.

          In agricultural trading, gains in live hogs and live cattle offset losses in corn positions. Initially, the corn market continued to struggle due to supply/demand imbalances and ongoing favorable weather in South America. These factors also led to an increase in prices as there was a sharp decline in crop ratings during the second half of the year. There was also a sharp upturn in soy prices, and losses in coffee trading became evident due to cold temperature and lack of rainfall in Brazil.

          Currency trading produced losses for the Fund throughout the year. Long Japanese yen positions resulted in losses despite the yen trading higher against the dollar. The Bank of Japan lowered rates to keep their economy sufficiently liquid to allow fiscal spending to restore some growth to the economy and to drive down the surging yen. The European Central Bank raised the repo rate in November due to inflation pressures. On a trade-weighted basis, the Swiss franc ended the first quarter to close at a seven-month low, mostly as a result of the stronger U.S. dollar. The Canadian dollar also underwent similar fluctuations throughout the year.

          Interest rate trading was also volatile as the flight to quality in the bond market reversed during the first half of 1999 and the Federal Reserve raised interest rates three times during the year. Early in the year, interest rate trading proved unprofitable for the fund, which was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of futures issues, leaving the burden of financing future budget deficits to the private sector. Interest rate trading did gain strength at mid-year as the flight to quality in the bond market reversed and concerns about higher interest rates in the U.S. continued to rattle the financial markets. During the third quarter, Eurodollar trading generated losses amidst speculation of the probability of a tightening by the U.S. Federal Reserve, which became evident with the higher interest rates in their November 16 meeting due to concerns of inflation. In December, the yield on the 30-year Treasury bond recently surpassed its October high propelled by inflation worries and fears that Federal Reserve might tighten further in 2000.

          Metals trading was mixed for the year as gold played a major part in the volatility of the metals market. Gold had failed to maintain its status as a safety vehicle and a monetary asset during the first half of 1999. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. Unfortunately, the Fund held short positions in gold futures at that time. Gold prices had stabilized in the fourth quarter following the price surge. Early in the year, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with the recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.

     1998

                                Total Trading
                                   Results
     Interest Rates             $   85,850
     Stock Indices                (139,134)
     Commodities                   518,301
     Currencies                   (343,635)
     Energy                        312,851
     Metals                         64,469
                                -----------
                                $  498,702
                                ===========

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

     1997

                               Total Trading
                                  Results
     Interest Rates            $   51,377
     Stock Indices                747,204
     Commodities                1,098,616
     Currencies                 2,050,928
     Energy                       292,364
     Metals                       487,163
                               ----------
                               $4,727,652
                               ==========

          Trend reversals and extreme market volatility, affected by such factors as the Asian flu and El Nino, were characteristic of most of 1997. However, the year proved to be a profitable one overall for the Fund as trends in several key markets enabled the Advisors to profit despite the significant obstacles. Although trading results in several sectors may have been lackluster, the global currency and bond markets offered noteworthy trading opportunities, which resulted in significant profits in these markets during the year. Additionally, the currency and interest rate sectors of the Fund's portfolio represented its largest percentage of market commitments.

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

          In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. By mid-year, the decline in prices reversed sharply as Saudi Arabia and Iran, together representing about 45% of OPEC's oil production, joined forces to pressure oil-producing nations to stay within OPEC production quotas. In December, financial and economic problems in Asia reduced demand for oil, and, in combination with ample supplies, resulted in crude oil prices declining once again.

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

          The Fund's Brokerage Commissions and Administrative Fees are a constant percentage of the Fund's assets allocated to trading. The only Fund costs (other than the insignificant currency trading costs) which are not based on a percentage of the Fund's assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-

Advisor basis. Gross profitability, is in turn, affected by the percentage of the Fund's assets allocated to trading. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

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

      Year 2000 Compliance Initiative

                In 1999, Merrill Lynch completed its efforts to address the Year 2000 issue (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems.

                In 1995, Merrill Lynch established the Year 2000 Compliance Initiative to address the internal and extended risks associated with the Y2K issue. The initiative consisted of six phases, completed by the millennium: planning, pre-renovation, renovation, production testing, certification, and integration testing. Contingency plans were established in the event of any failures or disruptions.


                Through the date of this filing, there have been no material failures or disruptions of systems or services at Merrill Lynch attributable to the Y2K issue. Similarly, we have not been notified of any material failure or disruption of systems or services affecting third parties in their capacity to transact business with Merrill Lynch or in Merrill Lynch's capacity to transact business with others. Merrill Lynch continues to monitor the performance of its systems for any possible future failures or disruptions attributable to the Y2K issue.

                As of December 31, 1999, the total estimated expenditures of existing and incremental resources for the entire Year 2000 Compliance Initiative was approximately $510 million, including $102 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. At December 31, 1999, of the total estimated expenditures, approximately $12 million, related to continued testing, contingency planning, risk management, and the wind down of the efforts, had not yet been spent.


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

               The Fund, under the direction of the Advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

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

The Fund's Trading Value at Risk in Different Market Sectors

          The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund's open positions by market category for the fiscal year 1999. During the fiscal year 1999, the Fund's average capitalization was approximately $30,620,492. As of December 31, 1998, the Fund's total capitalization was approximately $33,791,182, all of which was allocated to trading in MM LLC.



                               December 31, 1999
                               -----------------

                    Average        % of Average
Market Sector    Value at Risk    Capitalization    Highest Value at Risk         Lowest Value at Risk
-------------    -------------    --------------    ---------------------         --------------------
Interest Rates     552,452           1.79%                 489,604                     276,034
Currencies         341,426           1.11%                 320,740                     217,742
Stock Indices      324,700           1.05%                 418,684                     133,268
Metals             149,311           0.48%                 168,401                      68,870
Commodities        144,064           0.47%                 205,906                      15,353
Energy             174,027           0.56%                 190,571                     147,231
                 ----------        -------               ---------                    ----------
  TOTAL          1,685,980           5.46%               1,793,906                     856,498
                 ==========        =======               =========                    ==========



                               December 31, 1998
                               -----------------
                             Average                 % of Average
Market Sector             Value at Risk             Capitalization
-------------             -------------             --------------
Interest Rates                159,263                         0.47%
Currencies                    294,936                         0.89%
Stock Indices                  79,470                         0.23%
Metals                        115,273                         0.34%
Commodities                    78,680                         0.23%
Energy                         63,550                         0.18%
                           ----------                       -------
  TOTAL                       791,172                         2.34%
                           ==========                       =======


               Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Fund's capitalization at the end of each calendar quarter of fiscal year 1999.

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

               The following were the primary trading risk exposures of the Fund as of December 31, 1999, by market sector.

               Interest Rates. Interest rate risk is the principal market
               --------------
exposure of the Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations --e.g., New Zealand and Australia. MLIP anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

               Currencies. The Fund trades in a large number of currencies,
               ----------
including cross-rates -- i.e., positions between two currencies other than the U.S. dollar. However, the Fund's major exposures have typically been in the dollar/yen, and dollar/Euro positions. MLIP does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Fund in expressing Value at Risk in a functional currency other than dollars.

               Stock Indices. The Fund's primary equity exposure is to equity
               -------------
index price movements. The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of December 31, 1999, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan), Hang Seng (Hong Kong) and DAX (Germany) stock indices. MLIP anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

               Metals. The Fund's primary metals market exposure is to
               ------
fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). Silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. MLIP anticipates that gold and silver will remain the primary metals market exposure for the Fund.

               Commodities.  The Fund's primary commodities exposure is to
               -----------
agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and orange juice accounted for the substantial bulk of the Fund's commodities exposure as of December 31, 1999. In the past, the Fund has had material market exposure to live cattle and hogbellies and may do so again in the future. However, MLIP anticipates that the Advisors will maintain an emphasis on soybeans, grains and orange juice, in which the Fund has historically taken its largest positions.

               Energy. The Fund's primary energy market exposure is to gas and
               ------
oil price movements, often resulting from political developments in the Middle East. Although the Advisors trade natural gas to a limited extent, oil is by far the dominant energy market exposure of the Fund. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

     Qualitative Disclosures Regarding Non-Trading Risk Exposure

               The following were the only non-trading risk exposures of the Fund as of December 31, 1999.

               Foreign Currency Balances.  The Fund's primary foreign currency
               -------------------------
balances are in Japanese yen, British pounds and Euros. The Fund has de minimis exchange rate exposure on these balances.

               U.S. Dollar Cash Balance. The Fund holds U.S. dollars only in
               ------------------------
cash at MLF. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline.

          Qualitative Disclosures Regarding Means of Managing Risk Exposure

          Trading Risk
          ------------

               MLIP has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Fund, adjusting the percentage of the Fund's total assets allocated to the Advisors for management, calculating the Net Asset Value of the Advisors' respective Fund accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations --both on an Advisor-by-Advisor and on an overall Fund basis. While MLIP does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentrations. However, such interventions are unusual.

               One important aspect of MLIP's risk controls is its adjustments to the leverage at which the Fund trades. By controlling the percentage of the Fund's assets allocated to trading, MLIP can directly affect the market exposure of the Fund. Leverage control is the principal means by which MLIP hopes to be able to ensure that Merrill Lynch is never required to make any payments under its guarantee that the Net Asset Value per Unit will equal no less than the minimum assured Net Asset Value as of the next Principal Assurance Date.

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

          Non-Trading Risk
          ----------------

               The Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into dollars (usually weekly but no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

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

               The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIP promoted the Fund and is its controlling person.

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


                                   PART III

Item 10:   Directors and Executive Officers of the Registrant
           --------------------------------------------------

     10(a) and 10(b)  Identification of Directors and Executive Officers:
                      --------------------------------------------------

          As a limited partnership, the Partnership itself has no officers or directors and is managed by MLIP. Trading decisions are made by the Advisors on behalf of the Partnership. MLIP promoted the Fund and is its controlling person.

          The directors and executive officers of MLIP and their respective business backgrounds are as follows.

John R. Frawley, Jr.     Chairman, Chief Executive Officer,
                         President and Director

Jeffrey F. Chandor       Senior Vice President, Director of
                         Sales, Marketing and Research and Director

Michael L. Pungello      Vice President, Chief Financial Officer and Treasurer

Allen N. Jones           Director

Stephen G. Bodurtha      Director

Michael J. Perini        Director

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

               Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello became Vice President, Chief Financial Officer and Treasurer of
MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

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

                Michael J. Perini was born in 1947. Effective May 11, 1999, Mr. Perini became a Director of MLIP. Since February 1998, Mr. Perini has been First Vice President and Senior Director of the Defined and Managed Funds Group, which includes Defined Asset Funds, Special Investments and MLIP. This is part of the Investment Strategy Product Group of Merrill Lynch Private Client. Previously Michael Perini was Director of Defined Asset Funds and has held various management positions since he joined Merrill Lynch in 1970. Mr. Perini attended St. John's University and New York University as well as The Stanford University Marketing Management Program. He was elected to the Board of Governors of the Investment Company Institute in Washington, D.C., and is Chairman of the Unit Investment Trust Committee of the Institute.

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

               As of December 31, 1999, the principals of MLIP had no investments in the Fund and MLIP's general partner interest in the Fund was valued at $393,339.

               MLIP acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

Item 11:  Executive Compensation
          ----------------------

               The directors and officers of MLIP are remunerated by MLIP. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIP and Administrative Fees to MLIP. MLIP or its affiliates may also receive certain economic benefits from holding the Fund's dollar assets. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLIP.

Item 12:  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         (a)   Security Ownership of Certain Beneficial Owners:
               -----------------------------------------------

         As of December 31, 1999, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

         (b)   Security Ownership of Management:
               --------------------------------

         As of December 31, 1999, MLIP owned 832 SECTOR II Units and 1,595 SECTOR III Units (unit-equivalent general partnership interests), which was approximately 1.4% of the total Units outstanding.

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

         (b)   Certain Business Relationships:
               ------------------------------

             MLF, an affiliate of MLIP, acts as the principal commodity broker for the Partnership.

             In 1999, the Partnership expensed the following fees: (i) Brokerage Commissions of $2,739,243 to MLF, which included $353,456 in consulting fees earned by the Advisors, and (ii) Administrative fees of $78,264. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

             See Item 1(c), "Narrative Description of Business -- Charges" and "--Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

         (c)   Indebtedness of Management:
               --------------------------

               The Partnership is prohibited from making any loans, to management or otherwise.

         (d)   Transactions with Promoters:
               ---------------------------

               Not applicable.

                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a)1. Financial Statements (found in Exhibit 13.01):                                Page
                ----------------------------------------------                                ----

                Independent Auditors' Report                                                     1

                Statements of Financial Condition as of December 31, 1999 and 1998               2

                For the years ended December 31, 1999, 1998 and 1997
                    Statements of Operations                                                     3
                    Statements of Changes in Partners' Capital                                   4

                Notes to Financial Statements                                                 5-13

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

          (a)3. Exhibits:
                --------

                The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation              Description
-----------              -----------

3.01(a) Amended and Restated Certificate of Limited Partnership of the Registrant, dated July 27, 1995.

Exhibit 3.01(a):         Is incorporated herein by reference from Exhibit
---------------
                         3.01(a) contained in the Registrant's report on Form 10-Q for the Quarter ended June 30, 1995.

3.01(b) Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(b):         Is incorporated herein by reference from Exhibit
---------------
                         3.01(b) (File No. 33-39966) filed on May 8, 1991, on
                         Form S-1 under the Securities Act of 1933 (the "Registrant's Registration Statement").

10.01(x) Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and each Trading Advisor.

Exhibit 10.01(x):        Is incorporated by reference from Exhibit 10.01(x)
----------------
                         contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

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

10.05(a)                 Merrill Lynch & Co., Inc. Guarantee with respect to the
                         SECTOR III Units.

Exhibit 10.05(a):        Is incorporated by reference from Exhibit 10.05
----------------
                         contained in the Registrant's Registration Statement.

10.07(i) Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Partners Inc., each advisor, Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.07(i):        Is incorporated herein by reference from Exhibit
----------------
                         10.07(i) contained in the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.07(ii)                Form of Advisory and Consulting Agreement Amendment
                         among Merrill Lynch Investment Partners Inc., each
                         Advisor, the Fund and Merrill Lynch Futures Inc.

Exhibit 10.07(ii):       Is incorporated herein by reference from Exhibit
-----------------
                         10.07(ii) contained in the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.07(iii)               Form of Amendment to the Customer Agreement among the
                         Partnership and MLF.

Exhibit 10.07(iii)       Is incorporated herein by reference from Exhibit
------------------
                         10.07(iii) contained in the Registrant's report on Form 10-K for the year ended December 31, 1997.

13.01                    1999 Annual Report and Independent Auditors' Report.

Exhibit 13.01:           Is filed herewith.
-------------

13.01(a) 1999 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by Merrill Lynch Investment Partners Inc.:
                         ML Multi Manager Portfolio LLC

Exhibit 13.01(a):        Is incorporated herein by reference from Form 10-K
-----------------
                         (fiscal year ended December 31, 1999) Commission File number 0-18702 for The S.E.C.T.O.R. Fund (SM) L.P. (Registration Statement File No. 33-34432 filed on May 25, 1990 under the Securities Act of 1933).

28.01(i) Prospectus of the Partnership with respect to the SECTOR II portion, dated October 2, 1990.

Exhibit 28.01(i):        Is incorporated by reference as filed with the
----------------
                         Securities and Exchange Commission on October 11, 1990 pursuant to Rule 424 under the Securities Act of 1933.

28.01(ii)                Prospectus of the Partnership with respect to the
                         SECTOR III portion, dated May 8, 1991.

Exhibit 28.01(ii):       Is incorporated by reference as filed with the
-----------------
                         Securities and Exchange Commission on May 14, 1991 pursuant to Rule 424 under the Securities Act of 1933.

          (b)  Report on Form 8-K:
               ------------------

               No reports on Form 8-K were filed during the fourth quarter of 1999.

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


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                          Title                                                      Date
---------                          -----                                                      ----
/s/ John R. Frawley, Jr.           Chairman, Chief Executive Officer, President and Director  March 30, 2000
-----------------------------
John R. Frawley, Jr.               (Principal Executive Officer)

/s/  Michael L. Pungello           Vice President, Chief Financial Officer and Treasurer      March 30, 2000
-----------------------------
Michael L. Pungello                (Principal Financial and Accounting Officer)

/s/ Jeffrey F. Chandor             Senior Vice President, Director of Sales,                  March 30, 2000
-----------------------------
Jeffrey F. Chandor                 Marketing and Research, and Director

/s/ Michael J. Perini              Director                                                   March 30, 2000
-----------------------------
Michael J. Perini


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners
Inc.)

MERRILL LYNCH INVESTMENT           General Partner of Registrant                              March 30, 2000
PARTNERS INC.

By: /s/ John R. Frawley, Jr.
   ----------------------------
   John R. Frawley, Jr.

                     THE SECTOR STRATEGY FUND (SM) II L.P.

                                1999 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------

                    Exhibit
                    -------

Exhibit 13.01       1999 Annual Report and Independent Auditors' Report