Form 10-Q
period 2000-03-31
SECTOR STRATEGY FUND II LP
filed 2000-05-15
CIK 867247

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                                 --------------

                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 0-18944

                      THE SECTOR STRATEGY FUND-SM- II L.P.
              ----------------------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                     13-3584544
-------------------------------                 -------------------------------
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

                                  609-282-6996
                    ----------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      THE SECTOR STRATEGY FUND-SM- II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                March 31,            December 31,
                                                                  2000                  1999
                                                               (unaudited)
                                                            ------------------    ------------------
ASSETS
Investments                                                     $  25,021,605        $   28,036,376
Receivable from investments                                           787,791               516,693
                                                            ------------------    ------------------

                TOTAL                                           $  25,809,396        $   28,553,069
                                                            ------------------    ------------------
                                                            ------------------    ------------------

LIABILITY AND PARTNERS' CAPITAL

Liability-Redemptions payable                                    $    787,791          $    516,693

PARTNERS' CAPITAL:
    General Partner:
        (597 and 832 SECTOR II Units)                                  91,646               130,524
        (1,235 and 1,595 SECTOR III Units)                            199,126               262,815
    Limited Partners:
        (50,155 and 54,878 SECTOR II Units)                         7,699,416             8,609,354
        (105,631 and 115,514 SECTOR III Units)                     17,031,417            19,033,683
                                                            ------------------    ------------------

            Total partners' capital                                25,021,605            28,036,376
                                                            ------------------    ------------------

                TOTAL                                           $  25,809,396        $   28,553,069
                                                            ------------------    ------------------
                                                            ------------------    ------------------

NET ASSET VALUE PER UNIT:
     SECTOR II UNITS
         (Based on 50,752 and 55,710 Units outstanding)           $    153.51          $     156.88
                                                            ------------------    ------------------
                                                            ------------------    ------------------

     SECTOR III UNITS
         (Based on 106,866 and 117,109 Units outstanding)         $    161.24          $     164.77
                                                            ------------------    ------------------
                                                            ------------------    ------------------

See notes to financial statements.

                      THE SECTOR STRATEGY FUND-SM- II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                             For the three        For the three
                                             months ended         months ended
                                               March 31,            March 31,
                                                 2000                 1999
                                           ------------------   ------------------
Loss from investments                          $   (566,092)        $   (179,740)
                                           ------------------   ------------------
NET LOSS                                       $   (566,092)        $   (179,740)
                                           ------------------   ------------------
                                           ------------------   ------------------

NET LOSS PER UNIT:
    Weighted average number of units
      outstanding                                   167,449              203,343
                                           ------------------   ------------------
                                           ------------------   ------------------

    Weighted average net loss
       per General Partner
      and Limited Partner Unit                 $      (3.38)         $     (0.88)
                                           ------------------   ------------------
                                           ------------------   ------------------


See notes to financial statements.

                      THE SECTOR STRATEGY FUND-SM- II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                 (unaudited)

                                                UNITS
                                                -----
                                    SECTOR II          SECTOR III
                                      UNITS               UNITS
                                      -----               -----
PARTNERS' CAPITAL,
  December 31, 1998                         67,408            138,502

Redemptions                                 (4,562)            (3,839)

Net loss                                         -                  -
                                ------------------- ------------------
PARTNERS' CAPITAL,
  March 31, 1999                            62,846            134,663
                                ------------------- ------------------
                                ------------------- ------------------
PARTNERS' CAPITAL,
  December 31, 1999                         55,710            117,109

Redemptions                                 (4,958)           (10,243)

Net loss                                        -                  -
                                ------------------- ------------------

PARTNERS' CAPITAL,
  March 31, 2000                            50,752            106,866
                                ------------------- ------------------
                                ------------------- ------------------
                                       GENERAL PARTNER                       LIMITED PARTNERS
                                       ---------------                       ----------------
                                 SECTOR II         SECTOR III          SECTOR II          SECTOR III             TOTAL
                                   UNITS              UNITS              UNITS               UNITS               -----
                                   -----              -----              -----               -----
PARTNERS' CAPITAL,
  December 31, 1998                   $132,067           $265,921         $10,567,998        $22,825,196          $33,791,182

Redemptions                                  -                  -            (719,828)          (635,761)          (1,355,589)

Net loss                                  (698)            (1,403)            (56,289)          (121,350)            (179,740)
                             ------------------ ------------------ ------------------- ------------------  -------------------
PARTNERS' CAPITAL,
  March 31, 1999                      $131,369           $264,518          $9,791,881        $22,068,085          $32,255,853
                             ------------------ ------------------ ------------------- ------------------  -------------------
                             ------------------ ------------------ ------------------- ------------------  -------------------
PARTNERS' CAPITAL,
  December 31, 1999                   $130,524           $262,815          $8,609,354        $19,033,683          $28,036,376

Redemptions                            (36,714)           (59,072)           (733,927)        (1,618,966)          (2,448,679)

Net loss                                (2,164)            (4,617)           (176,011)          (383,300)            (566,092)
                             ------------------ ------------------ ------------------- ------------------  -------------------

PARTNERS' CAPITAL,
  March 31, 2000                       $91,646           $199,126          $7,699,416        $17,031,417          $25,021,605
                             ------------------ ------------------ ------------------- ------------------  -------------------
                             ------------------ ------------------ ------------------- ------------------  -------------------


See notes to financial statements.

                      THE SECTOR STRATEGY FUND-SM- II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund-SM- II L.P. (the "Partnership" or the "Fund") as of March 31, 2000, and the results of its operations for the three months ended March 31, 2000 and March 31, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Annual Report").

2.   INVESTMENTS

     As of March 31, 2000 and December 31, 1999, the Partnership had an investment in ML Multi Manager Fund, LLC ("MM LLC") of $25,021,605 and $28,036,376, respectively.

     Total revenues and fees with respect to the Fund's investments are set forth as follows:

  For the three months       Total           Brokerage     Administrative     Profit        Loss from
  ended March 31, 2000      Revenue         Commissions         Fees          Shares       Investments
                         ---------------   --------------  --------------- ------------- ----------------
SECTOR II UNITS
---------------
MM LLC                        $  14,588       $  186,509        $   5,329       $   926     $  (178,176)
                         ---------------   --------------  --------------- ------------- ----------------
                         ---------------   --------------  --------------- ------------- ----------------

SECTOR III UNITS
---------------
MM LLC                        $  34,590       $  408,353       $   11,667      $  2,486     $  (387,916)
                         ---------------   --------------  --------------- ------------- ----------------
                         ---------------   --------------  --------------- ------------- ----------------

TOTAL ALL UNITS
---------------
MM LLC                        $  49,178       $  594,862       $   16,996      $  3,412     $  (566,092)
                         ---------------   --------------  --------------- ------------- ----------------
                         ---------------   --------------  --------------- ------------- ----------------


  For the three months       Total           Brokerage     Administrative     Profit        Loss from
  ended March 31, 1999      Revenue         Commissions         Fees          Shares       Investments
                         ---------------   --------------  --------------- ------------- ----------------
SECTOR II UNITS
---------------
MM LLC                       $  198,595       $  230,900        $   6,597     $  18,084      $  (56,986)
                         ---------------   --------------  --------------- ------------- ----------------
                         ---------------   --------------  --------------- ------------- ----------------

SECTOR III UNITS
---------------
MM LLC                       $  431,869       $  501,443       $   14,327     $  38,853     $  (122,754)
                         ---------------   --------------  --------------- ------------- ----------------
                         ---------------   --------------  --------------- ------------- ----------------

TOTAL ALL UNITS
---------------
MM LLC                       $  630,464       $  732,343       $   20,924     $  56,937     $  (179,740)
                         ---------------   --------------  --------------- ------------- ----------------
                         ---------------   --------------  --------------- ------------- ----------------

Condensed statements of financial condition and statements of operations for MM LLC is set forth as follows:

                                MM LLC                       MM LLC
                             (unaudited)
                         ----------------------       ---------------------
                               March 31,                  December 31,
                                 2000                         1999
                         ----------------------       ---------------------

Assets                        $     92,056,725             $   100,901,677
                         ----------------------       ---------------------
                         ----------------------       ---------------------

Liabilities                   $      3,074,907             $     2,906,392
Members' Capital                    88,981,818                  97,995,285
                         ----------------------       ---------------------

Total                         $     92,056,725             $   100,901,677
                         ----------------------       ---------------------
                         ----------------------       ---------------------


                          For the three months         For the three months
                          ended March 31, 2000         ended March 31, 1999
                              (unaudited)                  (unaudited)
                         ----------------------       ---------------------
Revenues                     $         158,041             $     2,230,887

Expenses                             2,097,140                   2,805,784
                         ----------------------       ---------------------

Net Income                   $      (1,939,099)            $      (574,897)
                         ----------------------       ---------------------
                         ----------------------       ---------------------

3.   INCOME PER UNIT

     The profit and loss of the Sector II and Sector III Units for the three months ended March 31, 2000 and March 31, 1999 are as follows:


                                              2000                                                   1999
                      -----------------------------------------------------  -----------------------------------------------------
                         Sector II         Sector III           Total           Sector II         Sector III           Total
                           UNITS             UNITS            All Units           UNITS              UNITS           All Units
                      ----------------  -----------------  ----------------  ----------------   ----------------  ----------------
                       For the three     For the three      For the three     For the three      For the three     For the three
                       months ended       months ended      months ended      months ended       months ended      months ended
                       March 31, 2000    March 31, 2000     March 31, 2000    March 31, 1999     March 31, 1999    March 31, 1999
                      ----------------  -----------------  ----------------  ----------------   ----------------  ----------------
REVENUES:

Interest income                     -                  -                 -                 -                  -                 -

Loss from investments        (178,176)          (387,916)         (566,092)          (56,986)          (122,754)         (179,740)
                      ----------------  -----------------  ----------------  ----------------   ----------------  ----------------

Total revenues               (178,176)          (387,916)         (566,092)          (56,986)          (122,754)         (179,740)
                      ----------------  -----------------  ----------------  ----------------   ----------------  ----------------

EXPENSES

Total expenses                      -                  -                 -                 -                  -                 -
                      ----------------  -----------------  ----------------  ----------------   ----------------  ----------------

NET INCOME
(LOSS)                    $  (178,176)       $  (387,916)      $  (566,092)      $   (56,986)       $  (122,754)      $  (179,740)
                      ----------------  -----------------  ----------------  ----------------   ----------------  ----------------
                      ----------------  -----------------  ----------------  ----------------   ----------------  ----------------

NET INCOME (LOSS)
PER UNITS:

Weighted average
number of
units outstanding              54,287            113,162           167,449            66,286            137,057           203,343
                      ----------------  -----------------  ----------------  ----------------   ----------------  ----------------

Weighted average net
income (loss) per
Limited Partner and
General Par
Unit                      $     (3.28)       $     (3.43)      $     (3.38)      $     (0.86)      $     (0.90)       $     (0.88)
                      ----------------  -----------------  ----------------  ----------------   ----------------  ----------------
                      ----------------  -----------------  ----------------  ----------------   ----------------  ----------------

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     As of June 1, 1998, the Partnership invested all of its assets in MM LLC. Accordingly, the Partnership is invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. As such, MLIP does not believe that the adoption of the provisions of Statement of Financial Accounting Standards No. 133 had a significant effect on the financial statements of the Partnership. Consequently, no such positions subsequent to May 31, 1998 are reflected in these financial statements.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, and MM LLC, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

     MLIP has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership or MM LLC, and include adjusting the percentage of the Partnership's, or MM LLC's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts and MM LLC accounts, as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although MLIP may adjust the percentage of the Partnership's total assets allocated to trading), MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     One important aspect of MLIP's risk controls is its adjustments to the leverage at which the Partnership trades. By controlling the percentage of the Partnership's assets allocated to trading, MLIP can directly affect the market exposure of the Partnership. Leverage control is the principal means by which MLIP hopes to be able to ensure that Merrill Lynch is never required to make any payments under its guarantee that the Net Asset Value per Unit (Both Sector II and Sector III Units) will equal no less than a specified minimum as of the Principal Assurance Date.

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

     The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and clearing brokers.

     The Partnership, through MM LLC, in its normal course of business, enters into various contracts, with MLF acting as its commodity broker. Pursuant to the brokerage agreement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC in the Equity in commodity future trading accounts in the Statements of Financial Condition.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  MONTH-END NET ASSET VALUE PER SECTOR II UNIT

                    ----------------------------------
                            Jan.     Feb.    Mar.
                    ----------------------------------
                    1999    $156.73  $158.61 $157.90
                    ----------------------------------
                    2000    $157.42  $156.23 $153.51
                    ----------------------------------


                  MONTH-END NET ASSET VALUE PER SECTOR III UNIT

                    ----------------------------------
                            Jan.     Feb.    Mar.
                    ----------------------------------
                    1999    $164.61  $166.59 $165.84
                    ----------------------------------
                    2000    $165.34  $164.09 $161.24
                    ----------------------------------


Performance Summary

January 1, 1999 to March 31, 1999

Profits were produced from trading in crude oil, heating oil, and unleaded gas. As the year opened, the global oil balance continued to show signs of being lopsided with estimated year-end 1998 inventories at their highest levels since 1984. During January, petroleum stocks rose by 21 million barrels compared with a typical gain of 6 to 7 million barrels. Then, on March 23, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference. These new production cuts were scheduled to go into effect on April 1 and proved to be harbingers of higher prices for crude.

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

Interest rate trading proved profitable as well, as losses in Japanese 10-year government bonds were offset by gains in 10-year U.S. Treasury notes and German 10-year bonds. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

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

Losses were suffered in currency trading during the quarter, as losses in Japanese yen overpowered gains in Swiss francs. On a trade-weighted basis, the Swiss franc ended the quarter at close to a seven-month low, mostly as a result of the stronger U.S. dollar. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

Stock index trading was also unprofitable, as losses were sustained in Hang Seng and CAC40 positions. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

January 1, 2000 to March 31, 2000

Energy trading was profitable for the quarter due to long crude oil and unleaded gas positions. Despite the possibility of OPEC increasing oil production by 5%, crude oil prices continued to rise as such a hike would still leave oil inventories at levels much below normal during the balance of the year. Prices began to decline in mid-March as Iran backed down from its position on the point of "no increase" and again later in the month as OPEC announced a production increase of 1.716 million barrels per day offsetting some gains from the previous two months.

Stock Index trading was profitable for the quarter. During the month of January, the Hang Seng Index found market conditions to be difficult. However stock index trading returned in February and March with gains in positions in CAC 40 Euro futures, DAX German Stock Index and long S&P 500 positions resulted in gains as investors focused more on value stocks near the end of the quarter.

Metals trading alternated from profitable to unprofitable during the quarter. In January gains in aluminum positions outweighed losses in zinc and copper, however losses in aluminum and gold positions outweighed gains in nickel positions during February. In March metals trading was slightly profitable as gains in silver positions outweighed losses in zinc and copper.

Short Swiss franc and Euro positions launched the quarter with gains after officials from the Group of Seven met and failed to express concern about the low levels of the European currency, however the positions were unprofitable in February offsetting gains in Japanese yen positions. Short Euro positions then bounced back in March but were outweighed by losses in Japanese yen and British pound positions.

Agriculture trading resulted in losses for the quarter. In January and February gains in sugar positions were outweighed by losses in corn positions, however in March corn positions were profitable as prices rose, but were outweighed by unprofitable soyoil and sugar positions. Corn prices fluctuated as changes in weather forecasts occurred throughout the quarter.

Short Eurodollar trading was profitable as the currency continued to decline in January. The European Union ministers blamed the currency's slide in January on rapid U.S. growth and fears that the Federal Reserve will increase U.S. interest rates. These profits were far outweighed by losses in the Japanese 10-year bond, U.S. 10-year Treasury note positions and long U.S. Treasury positions as the yield curve fluctuated widely during the quarter.

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

           (b) REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed during the first three months of fiscal 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE SECTOR STRATEGY FUND-SM- II L.P.




                                     By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                   (General Partner)





Date: May 15, 2000                      By /s/ JOHN R. FRAWLEY, JR.
                                        ------------------------
                                        John R. Frawley, Jr.
                                        Chairman, Chief Executive Officer,
                                        President and Director



Date: May 15, 2000                      By /s/ MICHAEL L. PUNGELLO
                                        -----------------------
                                        Michael L. Pungello
                                        Vice President, Chief Financial Officer
                                        and Treasurer