Form 10-Q
period 2000-09-30
SECTOR STRATEGY FUND II LP
filed 2000-11-13
CIK 867247

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-18944

                      THE SECTOR STRATEGY FUND-SM- II L.P.
                      ------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

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

                       THE SECTOR STRATEGY FUND-SM- II L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                     September 30,     December 31,
                                                                         2000              1999
                                                                     (unaudited)
                                                                    ---------------   ---------------
ASSETS
------
Investments                                                         $    21,589,209   $    28,036,376
Receivable from investments                                                 331,103           516,693
                                                                    ---------------   ---------------
               TOTAL                                                $    21,920,312   $    28,553,069
                                                                    ===============   ===============

LIABILITY AND PARTNERS' CAPITAL
-------------------------------
Liability-Redemptions payable                                       $       331,103   $       516,693

PARTNERS' CAPITAL:
    General Partner:
        (597 and 832 Sector II Units)                                        88,213           130,524
        (1,235 and 1,595 Sector III Units)                                  191,668           262,815
    Limited Partners:
        (44,728 and 54,878 Sector II Units)                               6,609,192         8,609,354
        (94,720 and 115,514 Sector III Units)                            14,700,136        19,033,683
                                                                    ---------------   ---------------

            Total partners' capital                                      21,589,209        28,036,376
                                                                    ---------------   ---------------

               TOTAL                                                $    21,920,312   $    28,553,069
                                                                    ===============   ===============

NET ASSET VALUE PER UNIT:
     SECTOR II UNITS
        (Based on 45,325 and 55,710 Units outstanding)              $        147.76   $        156.88
                                                                    ===============   ===============

     SECTOR III UNITS
        (Based on 95,955 and 117,109 Units outstanding)             $        155.20   $        164.77
                                                                    ===============   ===============

See notes to financial statements.

                       THE SECTOR STRATEGY FUND-SM- II L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)

                             STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                           For the three       For the three      For the nine       For the nine
                                            months ended        months ended       months ended       months ended
                                            September 30,       September 30,      September 30,      September 30,
                                                2000                1999               2000               1999
                                           ---------------    ---------------    ---------------    ---------------
    Loss from investments                  $      (945,821)   $      (585,328)   $    (1,414,644)   $      (547,659)
                                           ---------------    ---------------    ---------------    ---------------

NET LOSS                                   $      (945,821)   $      (585,328)   $    (1,414,644)   $      (547,659)
                                           ===============    ===============    ===============    ===============

NET LOSS PER UNIT:
    Weighted average number of units
        outstanding                                146,001            186,771            155,993            194,792
                                           ===============    ===============    ===============    ===============

    Weighted average net loss
      per General Partner
      and Limited Partner Unit             $         (6.48)   $         (3.13)   $         (9.07)   $         (2.81)
                                           ===============    ===============    ===============    ===============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND-SM- II L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                   Units                      General Partners               Limited Partner
                       ----------------------------    ----------------------------    ----------------------------
                        SECTOR II       SECTOR III      SECTOR II       SECTOR III      SECTOR II       SECTOR III        TOTAL
                          UNITS           UNITS           UNITS           UNITS           UNITS           UNITS
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 1998          67,408         138,502    $    132,067    $    265,921    $ 10,567,998    $ 22,825,196    $ 33,791,182

Redemptions                  (8,597)        (15,386)           --              --        (1,359,660)     (2,555,509)     (3,915,169)

Net loss                       --              --            (2,357)         (4,747)       (169,237)       (371,318)       (547,659)
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  September 30, 1999         58,811         123,116    $    129,710    $    261,174    $  9,039,101    $ 19,898,369    $ 29,328,354
                       ============    ============    ============    ============    ============    ============    ============

PARTNERS' CAPITAL,
  December 31, 1999          55,710         117,109    $    130,524    $    262,815    $  8,609,354    $ 19,033,683    $ 28,036,376

Redemptions                 (10,385)        (21,154)        (36,714)        (59,072)     (1,560,875)     (3,375,862)     (5,032,523)

Net loss                       --              --            (5,597)        (12,075)       (439,287)       (957,685)     (1,414,644)
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  September 30, 2000         45,325          95,955    $     88,213    $    191,668    $  6,609,192    $ 14,700,136    $ 21,589,209
                       ============    ============    ============    ============    ============    ============    ============


See notes to financial statements.

                      THE SECTOR STRATEGY FUND-SM- II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund-SM- II L.P. (the "Partnership") as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and September 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   INVESTMENTS

     As of September 30, 2000 and December 31, 1999, the Partnership had an investment in ML Multi Manager Portfolio, LLC ("MM LLC") of $21,589,209 and $28,036,376, respectively.

     Total revenues and fees with respect to the Partnership's investments are set forth as follows:

For the three months                 Total         Brokerage   Administrative     Profit         Loss from
ended September 30, 2000            Revenue       Commissions       Fees          Shares        Investments
                                 ------------    ------------   ------------   ------------    ------------
SECTOR II UNITS
MM LLC                           $   (156,007)   $    143,488   $      4,100   $     (6,466)   $   (297,129)
                                 ============    ============   ============   ============    ============

SECTOR III UNITS
MM LLC                           $   (338,423)   $    315,355   $      9,010   $    (14,096)   $   (648,692)
                                 ============    ============   ============   ============    ============

TOTAL ALL UNITS
MM LLC                           $   (494,430)   $    458,843   $     13,110   $    (20,562)   $   (945,821)
                                 ============    ============   ============   ============    ============


For the three months                 Total         Brokerage   Administrative     Profit         Loss from
ended September 30, 1999            Revenue       Commissions       Fees          Shares        Investments
                                 ------------    ------------   ------------   ------------    ------------
SECTOR II UNITS
MM LLC                           $     30,357    $    208,899   $      5,969   $     (2,699)   $   (181,812)
                                 ============    ============   ============   ============    ============

SECTOR III UNITS
MM LLC                           $     68,657    $    464,890   $     13,283   $     (6,000)   $   (403,516)
                                 ============    ============   ============   ============    ============

TOTAL ALL UNITS
MM LLC                           $     99,014    $    673,789   $     19,252   $     (8,699)   $   (585,328)
                                 ============    ============   ============   ============    ============

For the nine months                  Total         Brokerage   Administrative     Profit         Loss from
ended September 30, 2000            Revenue       Commissions       Fees          Shares        Investments
                                 ------------    ------------   ------------   ------------    ------------
SECTOR II UNITS
MM LLC                           $     60,426    $    488,397   $     13,954   $      2,959    $   (444,884)
                                 ============    ============   ============   ============    ============

SECTOR III UNITS
MM LLC                           $    141,457    $  1,073,394   $     30,668   $      7,155    $   (969,760)
                                 ============    ============   ============   ============    ============

TOTAL ALL UNITS
MM LLC                           $    201,883    $  1,561,791   $     44,622   $     10,114    $ (1,414,644)
                                 ============    ============   ============   ============    ============


For the nine months                  Total         Brokerage   Administrative     Profit         Loss from
ended September 30, 1999            Revenue       Commissions       Fees          Shares        Investments
                                 ------------    ------------   ------------   ------------    ------------
SECTOR II UNITS
MM LLC                           $    537,762    $    658,283   $     18,808   $     32,265    $   (171,594)
                                 ============    ============   ============   ============    ============

SECTOR III UNITS
MM LLC                           $  1,190,395    $  1,454,197   $     41,549   $     70,714    $   (376,065)
                                 ============    ============   ============   ============    ============

TOTAL ALL UNITS
MM LLC                           $  1,728,157    $  2,112,480   $     60,357   $    102,979    $   (547,659)
                                 ============    ============   ============   ============    ============

     Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                           MM LLC                         MM LLC
                  ------------------------       ------------------------
                        September 30,                  December 31,
                            2000                           1999
                         (unaudited)
                  ------------------------       ------------------------
Assets            $            242,877,843       $            100,901,677
                  ========================       ========================

Liabilities       $              1,459,756       $              2,906,392
Members' Capital               241,418,087                     97,995,285
                  ------------------------       ------------------------

Total             $            242,877,843       $            100,901,677
                  ========================       ========================


                    For the three months           For the three months          For the nine months         For the nine months
                  ended September 30, 2000       ended September 30, 1999      ended September 30, 2000    ended September 30, 1999
                        (unaudited)                    (unaudited)                   (unaudited)                 (unaudited)
                  ------------------------       ------------------------      ------------------------    ------------------------
Revenues          $             (4,176,959)      $                356,464      $             (1,725,034)   $              6,112,547

Expenses                         2,411,044                      2,331,302                     6,397,178                   7,824,068
                  ------------------------       ------------------------      ------------------------    ------------------------

Net Loss          $             (6,588,003)      $             (1,974,838)     $             (8,122,212)   $             (1,711,521)
                  ========================       ========================      ========================    ========================

Effective September 1, 2000, two additional MLIP-sponsored funds with assets of approximately $183 million invested in MM LLC.

3.   INCOME PER UNIT

     The profit and loss of the Sector II and Sector III Units for the three and nine months ended September 30, 2000 and September 30, 1999 are as follows:

                                                                   2000
                                       ---------------------------------------------------------------
                                           Sector II             Sector III              Total
                                             UNITS                 UNITS               All Units
                                       ------------------    ------------------    ------------------
                                         For the three         For the three         For the three
                                          months ended          months ended          months ended
                                       September 30, 2000    September 30, 2000    September 30, 2000
                                       ------------------    ------------------    ------------------
REVENUES:
    Loss from investments              $         (297,129)   $         (648,692)   $         (945,821)
                                       ------------------    ------------------    ------------------

NET LOSS                               $         (297,129)   $         (648,692)   $         (945,821)
                                       ==================    ==================    ==================

NET LOSS PER UNIT:
    Weighted average number of
        units outstanding                          47,203                98,798               146,001
                                       ------------------    ------------------    ------------------

    Weighted average net loss
      per General Partner
      and Limited Partner Unit         $            (6.29)   $            (6.57)   $            (6.48)
                                       ==================    ==================    ==================


                                                              1999
                                  --------------------------------------------------------------
                                      Sector II             Sector III              Total
                                        UNITS                 UNITS               All Units
                                  ------------------    ------------------    ------------------
                                    For the three         For the three         For the three
                                     months ended          months ended          months ended
                                  September 30, 1999    September 30, 1999    September 30, 1999
                                  ------------------    ------------------    ------------------
REVENUES:
    Loss from investments         $         (181,812)   $         (403,516)   $         (585,328)
                                  ------------------    ------------------    ------------------

NET LOSS                          $         (181,812)   $         (403,516)   $         (585,328)
                                  ==================    ==================    ==================

NET LOSS PER UNIT:
    Weighted average number of
        units outstanding                     59,885               126,886               186,771
                                  ------------------    ------------------    ------------------

    Weighted average net loss
      per General Partner
      and Limited Partner Unit    $            (3.04)   $            (3.18)   $            (3.13)
                                  ==================    ==================    ==================

                                                                    2000
                                       ---------------------------------------------------------------
                                           Sector II             Sector III              Total
                                             UNITS                 UNITS               All Units
                                       ------------------    ------------------    ------------------
                                          For the nine          For the nine          For the nine
                                          months ended          months ended          months ended
                                       September 30, 2000    September 30, 2000    September 30, 2000
                                       ------------------    ------------------    ------------------
REVENUES:
    Loss from investments              $         (444,884)   $         (969,760)   $       (1,414,644)
                                       ------------------    ------------------    ------------------

NET LOSS                               $         (444,884)   $         (969,760)   $       (1,414,644)
                                       ==================    ==================    ==================

NET LOSS PER UNIT:
    Weighted average number of
        units outstanding                          50,436               105,557               155,993
                                       ------------------    ------------------    ------------------

    Weighted average net loss
      per General Partner
      and Limited Partner Unit         $            (8.82)   $            (9.19)   $            (9.07)
                                       ==================    ==================    ==================


                                                          1999
                                  -----------------------------------------------------------------
                                         Sector II             Sector III              Total
                                           UNITS                 UNITS               All Units
                                     ------------------    ------------------    ------------------
                                        For the nine          For the nine          For the nine
                                        months ended          months ended          months ended
                                     September 30, 1999    September 30, 1999    September 30, 1999
                                     ------------------    ------------------    ------------------
REVENUES:
    Loss from investments            $         (171,594)   $         (376,065)   $         (547,659)
                                     ------------------    ------------------    ------------------

NET LOSS                             $         (171,594)   $         (376,065)   $         (547,659)
                                     ==================    ==================    ==================

NET LOSS PER UNIT:
    Weighted average number of
        units outstanding                        62,772               132,020               194,792
                                     ------------------    ------------------    ------------------

    Weighted average net loss
      per General Partner
      and Limited Partner Unit       $            (2.73)   $            (2.85)   $            (2.81)
                                     ==================    ==================    ==================

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     As of June 1, 1998, the Partnership invested all of its assets in MM LLC. Accordingly, the Partnership is invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. As such, MLIP does not believe that the adoption of the provisions of Statement of Financial Accounting Standards No. 133 as amended by SFAS
     No. 137 had a significant effect on the financial statements of the Partnership nor does MLIP believe that the application of the provisions of SFAS No. 138 will have an effect on the financial statements. Consequently, no such positions subsequent to May 31, 1998 are reflected in these financial statements.

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

     The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

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


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER SECTOR II UNIT
-------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     Apr.     May      Jun.     Jul.    Aug.     Sep.
-------------------------------------------------------------------------------------
1999    $156.73  $158.61 $157.90  $159.63  $158.37  $158.96  $159.28 $158.21  $155.90
-------------------------------------------------------------------------------------
2000    $157.42  $156.23 $153.51  $153.71  $155.98  $154.07  $151.86 $152.35  $147.76
-------------------------------------------------------------------------------------


MONTH-END NET ASSET VALUE PER SECTOR III UNIT
-------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     Apr.     May      Jun.     Jul.    Aug.     Sep.
-------------------------------------------------------------------------------------
1999    $164.61  $166.59 $165.84  $167.65  $166.34  $166.96  $167.29 $166.16  $163.74
-------------------------------------------------------------------------------------
2000    $165.34  $164.09 $161.24  $161.44  $163.83  $161.82  $159.50 $160.02  $155.20
-------------------------------------------------------------------------------------

Performance Summary

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

July 1, 1999 to September 30, 1999

The Partnership profited in the energy sector with long positions in light crude oil resulting in strong gains. Crude oil prices received a jolt owing to a report in August indicating Russia's plan to cut 70% its fuel oil and gasoil exports for August and completely eliminate gasoil exports in order to satisfy domestic needs. Short positions in natural gas trading were unprofitable as high levels of energy consumption and weather scares throughout the country early in the quarter added to the bullish tone for the market. However, these losses were not substantial enough to affect the profitability of the sector overall for the quarter.

Trading in the metals markets was also profitable as positions in nickel, gold and aluminum all resulted in gains. Collectively, the base metals sector was a strong performer this quarter. A major statement from the President of the European Central Bank was beneficial for long gold positions as it sent gold prices sharply higher in late September. A key part of the statement was the fact that the banks have agreed not to expand their gold lending. This initiated the first bullish bias in years. The Partnership's long positions in aluminum trading were also profitable. Despite a 5-year low in early March, aluminum prices have gained nearly 25 percent this year. Steady Japanese consumer buying and the strength in the yen versus the dollar have played a part in this.

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

The Partnership suffered losses in stock index positions as trading throughout the quarter was volatile. Though the S&P finished the third quarter by breaking the post-October 1998 highs, the Partnership suffered losses in stock index trading due to significant volatility globally. For the quarter, losses were sustained in the S&P, FTSE-Financial Times Stock Index, and the DAX German Stock Index resulting in losses for the sector overall.

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

The Partnership also was unprofitable in the agricultural markets as losses were sustained in the hog, coffee and soymeal markets. Agricultural trading began the quarter with an increase in prices as there was a sharp decline in crop ratings due to wet conditions in the Eastern Belt during July. This in conjunction with forecasters' outlooks for additional declines in the weeks ahead helped jump-start the first major weather scare of the season. As a result, short positions in soymeal proved unprofitable as there was a sharp upturn in soy prices. Additionally, long coffee positions were unprofitable as the coffee market plunged to 5-year lows during the quarter when cold temperatures in Brazil skirted the major coffee belt and failed to harm trees.

January 1, 2000 to September 30, 2000
-------------------------------------
January 1, 2000 to March 31, 2000

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

Metals trading alternated from profitable to unprofitable during the quarter. In January gains in aluminum positions outweighed losses in zinc and copper; however, losses in aluminum and gold positions outweighed gains in nickel positions during February. In March, metals trading was slightly profitable as gains in silver positions outweighed losses in zinc and copper.

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

July 1, 2000 to September 30, 2000

Metals trading was moderately profitable. Long copper positions profited from reports that China increased production during the first half of the year due to increased demand. The metals sector sustained losses in mid quarter as nickel prices declined from slowing demand for stainless steel in Europe and Asia. In September, higher copper prices resulting from strong demand in Asia, particularly China, produced gains for long copper positions.

Currency trading posted gains early in the quarter on short Japanese yen and British pound positions. The yen finished July weaker against the dollar in anticipation that the U.S. Federal Reserve would continue to raise interest rates. Trading was flat in August as gains from British pound and Swiss franc positions countered losses from Japanese yen positions. The British pound has been in a clear downtrend since the beginning of the year. Short positions were profitable as uncertainty surrounded the September 7 Bank of England meeting. Investors feared the BOE had finished raising interest rates, resulting in concern for the currency. Losses were realized from the euro in September despite European economic conditions remaining positive. Moderation in U.S. activity suggests no surprises on the upside in the coming quarters, indicating potential strength in the euro.

Trading in the energy sector was unprofitable during the quarter. Early on, losses were sustained on long crude oil and natural gas positions. Higher retail prices resulted in less demand for gasoline, pushing prices lower. In August, long light crude oil positions profited as the oil balance faced a significant inventory deficit, shrinking oil production capacity, limited prospects for material non-OPEC supply growth and OPEC's key countries' desire for a higher average oil price. Crude oil faced whipsaw market conditions in September. It reached new highs mid month on comments from Venezuela's oil minister that OPEC would not likely change its production target before their November meeting. However, President Clinton's September 22 authorization of a 30 million barrel release of oil from the Strategic Petroleum Reserve sent prices lower at month end.

Agricultural commodity trading resulted in losses for the quarter. Short wheat trading was beneficial during July as drought warnings issued by the U.S. National Weather Service in the early spring proved inaccurate. Sufficient rains resulted in favorable growing conditions leading to dramatic price declines for wheat. However, trading on sugar and live cattle positions was unprofitable in September, erasing previous gains. Brazil, the world's largest sugar producer, reduced output and the Asian post crisis recovery period has improved demand, resulting in a supply/demand imbalance. Sugar prices rose late in August as a result of a large quantity of Asian buying.

Interest rate trading incurred losses throughout the quarter. Trading in Euro-Bund futures and Japanese 10 year bond positions was unprofitable.

Stock index trading was not profitable during the quarter. CAC 40 Euro futures and FTSE Financial Times Stock Index trading sustained losses early in the quarter. This trend continued in August as losses were realized from Nikkei 225 and DAX German Stock Index trading. September was also unprofitable on S&P 500 positions as it finished the month lower as buyers retreated due to fears of an economic slowdown in the U.S.

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

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          As part of a restructuring of Merrill Lynch's investment management operations, Merrill Lynch Investment Partners Inc. ("MLIP") and other Merrill Lynch advisory entities are being consolidated under Merrill Lynch Investment Managers, L.P. ("MLIM"), the principal Merrill Lynch investment management affiliate. MLIP is now part of MLIM's Alternative Investments group, headed by Ron Rosenberg, Managing Director and former head of Merrill Lynch's Global Hedge
          Fund Sales and International Fixed Income Group. Fabio Savoldelli, Managing Director and head of MLIM-Alternative Strategies, has assumed management responsibilities for MLIP's business, reporting to Mr. Rosenberg. In connection with this consolidation, John R. Frawley, Jr., the President of MLIP, and certain other MLIP staff members have left Merrill Lynch, effective October 20, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS

          There are no exhibits required to be filed as part of this report.

          (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first nine months of fiscal 2000.

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




                                   THE SECTOR STRATEGY FUND-SM- II L.P.




                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)






Date: November 14, 2000              By /S/ MICHAEL L. PUNGELLO
                                      -----------------------
                                      Michael L. Pungello
                                      Duly Authorized Signatory
                                      Vice President, Chief Financial Officer
                                      and Treasurer