Form 10-K405
period 2000-12-31
SECTOR STRATEGY FUND II LP
filed 2001-03-30
CIK 867247

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2000
                                       or

                  ( ) Transition Report Pursuant to Section 13

                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-18944

                      THE SECTOR STRATEGY FUND (SM) II L.P.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

            DELAWARE                                              13-3584544
 -------------------------------                             -------------------
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership: as of February 1, 2001, limited partnership units with an aggregate value of $19,500,318 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
The registrant's "2000 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2000, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                      THE SECTOR STRATEGY FUND (SM) II L.P.

                       ANNUAL REPORT FOR 2000 ON FORM 10-K

                                TABLE OF CONTENTS

                                                       PART I                                               PAGE
                                                       ------                                               ----
Item 1.    Business......................................................................................     1

Item 2.    Properties....................................................................................     7

Item 3.    Legal Proceedings.............................................................................     7

Item 4.    Submission of Matters to a Vote of Security Holders...........................................     7


                                                       PART II
                                                       -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........................     7

Item 6.    Selected Financial Data.......................................................................     8

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........    11

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....................................    17

Item 8.    Financial Statements and Supplementary Data...................................................    18

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    18


                                                       PART III
                                                       ---------

Item 10.   Directors and Executive Officers of the Registrant............................................    18

Item 11.   Executive Compensation........................................................................    20

Item 12.   Security Ownership of Certain Beneficial Owners and Management................................    20

Item 13.   Certain Relationships and Related Transactions................................................    20


                                                       PART IV
                                                       -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    21

                                     PART I

ITEM 1:  BUSINESS

        (a)    GENERAL DEVELOPMENT OF BUSINESS:

               The SECTOR Strategy Fund (SM) II L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on August 21, 1990 and began trading operations on December 5, 1990 (`SECTOR II Units'). A re-opening of the Partnership through the public offering of SECTOR III Limited Partnership Units ("SECTOR III Units") commenced operations on July 5, 1991. Units may be redeemed as of the end of each calendar month. The Partnership engages (currently, through an investment in a limited liability company, (see below)) in the speculative trading of a portfolio of futures, options on futures, forwards and options on forward contracts and related options in the currencies, interest rates, stock index, metals, agricultural and energy sectors of the world futures markets. The Partnership's objective is achieving, through speculative trading, substantial capital appreciation, over time, while also assuring investors of at least a predetermined minimum Net Asset Value per Unit as of the Principal Assurance Date.

               Merrill Lynch Investment Partners Inc. ("MLIP") is the general partner of the Partnership and selects and allocates the Partnership's assets (through the Partnership's investment in ML Multi-Manager Portfolio LLC ("MM LLC")), among professional advisors ("Advisors"), each unaffiliated with MLIP and each of which trades independently of the others. The Partnership and MM LLC are referred to throughout this document, either individually and/or collectively, as the "Partnership". MLIP also determines what percentage of the Partnership's assets to allocate to trading and what percentage to hold in reserve. MLIP is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"). Merrill Lynch Futures Inc. ("MLF") is the Partnership's commodity broker. MLF is an indirect wholly-owned subsidiary of Merrill Lynch.

              MLIP became a member of Merrill Lynch Investment Managers ("MLIM") - Alternative Investments Group during October 2000. MLIM's Alternative Investments Group creates and manages a variety of alternative investment products, including managed futures funds, hedge funds, funds of funds, exchange funds and private equity funds. MLIP is currently intending to convert to a Delaware limited liability company to be named MLIM Alternative Strategues LLC. This conversion is expected to occur during 2001.

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

               In addition to its investment in MM LLC, the Partnership maintains a cash account. From time to time, MLIP allocates and reallocates Partnership assets among its investment in MM LLC and its cash accounts in an attempt to increase profit potential while limiting the downside risks associated with futures and forward trading (in order to prevent Merrill Lynch from incurring any obligations under its guarantee of a minimum Net Asset Value per Unit, as described below). Initially, MLIP allocated approximately 30% of the Partnership's assets in each of the SECTOR II and SECTOR III portions to cash and approximately 70% to trading. As of December 31, 2000, 100% was invested in MM LLC for the SECTOR II Units and SECTOR III Units.

               As of December 31, 2000, the Partnership's SECTOR II Unit capitalization was $6,982,633 and the Partnership's SECTOR III Unit capitalization was $13,641,228. As of December 31, 2000, the Net Asset Value of a SECTOR II Unit originally $100 as of December 5, 1990 was $165.72 and the Net Asset Value of a SECTOR III Unit originally $100 as of July 5, 1991 was $174.06.

               Merrill Lynch guarantees that the Net Asset Value per SECTOR II Unit will equal at least $125.50 as of December 31, 2001 for SECTOR II Units (the "Principal Assurance Date"). The initial Principal Assurance Date for the SECTOR II Units and SECTOR III Units were December 31, 1995 and September 30, 1996, respectively, at which time the minimum Net Asset Value per Unit guaranteed by Merrill Lynch was $100 per Unit. As of January 1, 1996, the Partnership restarted its trading program for the SECTOR II Units, setting a new Time Horizon of two years duration, with a second Principal Assurance Date of December 31, 1997 and a minimum assurance Net Asset Value of $100.12. As of October 1, 1996 the Partnership restarted its trading program for the SECTOR III Units, setting a new Time Horizon of two years duration, with a second Principal Assurance Date of September 30, 1998 and a minimum assurance Net Asset Value of $100.92. As of January 1, 1998, the Partnership restarted its trading program for the SECTOR II Units, setting a new Time Horizon of two years duration, with a third Principal Assurance Date of December 31, 1999 and a minimum assurance Net Asset Value of $125.10. As of November 1, 1998 the Partnership restarted its trading program for the SECTOR III Units, setting a new Time Horizon of two years duration, with a third Principal Assurance Date of October 31, 2000 and a minimum assurance Net Asset Value of $132.74. As of January 1, 2000, the Partnership restarted its trading program for the SECTOR II Units, setting a new Time Horizon of two years duration, with a fourth Principal Assurance Date of December 31, 2001. On November 1, 2000, the Partnership did not renew its guarantee for a new two-year Time Horizon for SECTOR III Units. The Partnership continues the trading program for SECTOR III Units without the guarantee. This guarantee serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until the Principal Assurance Date can incur. MLIP will manage the percentage of assets allocated to trading so as to minimize the likelihood that payments will be required to be made by Merrill Lynch pursuant to the guarantee. As a result, the assets allocated to trading may be reduced or eliminated if the present value of the guarantee payments approaches the current value of the assets in the Partnership. The determination of the percentage of assets allocated to trading is affected by the performance of the Partnership, the level of interest rates used in determining the present value and the time remaining to the Principal Assurance Date.

               Through December 31, 2000, the highest month-end Net Asset Value per SECTOR II and SECTOR III Units were $165.72 (December 31, 2000) and $174.06 (December 31, 2000), respectively, and the lowest was $98.68 (January 31, 1991) and 97.74 (May 31, 1992) respectively.

        (b)    FINANCIAL INFORMATION ABOUT SEGMENTS:

               The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

        (c)    NARRATIVE DESCRIPTION OF BUSINESS:

               GENERAL

               The Partnership trades (currently, through its investment in MM LLC) in futures, options on futures, forwards and options on forward contracts in major sectors of the world economy, with the objective of achieving substantial capital appreciation over time, while assuring investors of at least a predetermined minimum Net Asset Value per Unit as of the Principal Assurance Date with respect to the SECTOR II Units.

               MLIP is the Partnership's trading manager, with responsibility for selecting Advisors to manage MM LLC's assets, allocating and reallocating MM LLC assets among different Advisors and determining the percentage of the Partnership's assets to be invested in MM LLC.

               Considered as a whole, the Partnership (currently, through an investment in MM LLC) trades in a diversified range of international markets. Certain Advisors, considered individually, concentrate primarily on trading in a limited portfolio of markets. The composition of the "sectors" included in the Partnership's portfolio varies substantially over time.

               MLIP may, from time to time, direct certain individual Advisors to manage their Partnership accounts as if they were managing more equity than the actual capital allocated to them.

               One of the objectives of the Partnership is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Partnership's returns have, in fact, frequently been non-correlated with the United States stock and bond markets.

               MERRILL LYNCH'S " PRINCIPAL PROTECTION" UNDERTAKING TO THE PARTNERSHIP

               Merrill Lynch, the parent company of the Merrill Lynch organization, which includes MLIP and MLF, has agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjustment for all liabilities to third parties, and so that the Net Asset Value per SECTOR II Units will be no less than $125.50 as of the Principal Assurance Date. This guarantee, which is effective only as of the Principal Assurance Date, is a guarantee only of the minimum assured Net Asset Value, (plus distributions, if any), not a guarantee against the loss of the use of time value of such investment or a guarantee of profit. This guarantee is a general, unsecured obligation of Merrill Lynch.

               OPERATION OF THE PARTNERSHIP AFTER THE FOURTH PRINCIPAL ASSURANCE DATES

               When the Partnership reached its third Principal Assurance Dates for the SECTOR II and SECTOR III Units, December 31, 1999 and
September 30, 2000, respectively, MLIP "restarted" the Partnership's trading program and the Merrill Lynch guarantee for a two-year period ending
December 31, 2001 for SECTOR II Units and notified investors that SECTOR III Units would continue to operate without a "Principal Protection" feature as of October 1, 2000. MLIP may determine to terminate the Partnership's operations with respect to the SECTOR II Units as of its fourth Principal Assurance Date, to extend the Merrill Lynch guarantee for a certain period of time (resetting the minimum Net Asset Value per Unit guaranteed by Merrill Lynch) or to continue to operate the Partnership without a "Principal Protection" feature, as with the SECTOR III Units. All investors are given notice no later than 45 days prior to the Principal Assurance Date for their Units as to what the operation of the Partnership (if any) will be with respect to such Units after such current Principal Assurance Date.

               USE OF PROCEDES AND INTEREST INCOME

               MARKET SECTORS

               The Partnership (currently, through its investment in MM LLC) trades in a diversified group of markets under the direction of multiple independent Advisors. These Advisors from time to time materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

               MARKET TYPES

               The Partnership trades (currently, through its investment in MM
LLC) on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's non-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

               Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell particular currencies and such spreads are built into the pricing of the spot or forward contracts with the Partnership. In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

               As in the case of its market sector allocations, the Partnership's commitments to different types of markets -- U.S. and non-U.S., regulated and non-regulated -- differ substantially from time to time as well as over time.

               CUSTODY OF ASSETS

               The majority of the Partnership's assets are currently held in customer accounts at Merrill Lynch.

               CASH MANAGEMENT

               As of June 2000, the Partnership, through MM LLC, began an Income Enhancement Program, whereas, a portion of its assets is invested in Commercial Paper. This was done to improve the yield on the cash assets not required for margin for trading purposes at MLF. These holdings generally have maturities of 30, 60 or 90 days and are held to maturity.

               INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON DOLLAR ASSETS

               A majority of the Partnership's U.S. dollar assets are maintained at MLF. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets.

               Merrill Lynch charges the Partnership Merrill Lynch's cost of financing realized and unrealized losses on the Partnership's non-U.S. dollar-denominated positions.

                             -----------------------

               CHARGES

               The following table summarizes the charges incurred by the Partnership during 2000, 1999 and 1998.

                        2000                         1999                         1998
                    -------------------------------------------------------------------------------
                                 Average                      Average                  Average
                     Dollar      Month-End       Dollar        Month-End     Dollar     Month-End
   Charges           Amount      Net Assets      Amount        Net Assets    Amount     Net Assets
---------------------------------------------------------------------------------------------------
Brokerage
Commissions         $        -        0.00%      $       -          0.00%    $1,015,128      2.79%
Administrative
Fees                         -        0.00%              -          0.00%        29,004      0.08%
Profit Shares                -        0.00%              -          0.00%       301,645      0.83%
                    -------------------------------------------------------------------------------
Total               $        -        0.00%      $       -          0.00%    $1,345,777      3.70%
                    ===============================================================================


                              --------------------

               Subsequent to October 1, 1996, Brokerage Commissions, Administrative Fees and Profit Shares are not representative of the actual amounts paid by the Partnership, because the Partnership paid the bulk of these fees as an investor in the Trading LLCs or MM LLC. See "Description of Current Charges." During 1999 and 2000, the Partnership had 100% of its assets invested in MM LLC.

               The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the annual benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership's U.S. dollar assets in offset accounts.

               The Partnership's SECTOR II Units average month-end Net Assets during 2000, 1999 and 1998 equaled $7,447,420, $9,538,889, and $11,959,856, respectively.

               The Partnership's SECTOR III Units average month-end Net Assets during 2000, 1999 and 1998 equaled $16,059,786, $21,081,593, and
$24,385,480, respectively.

               Subsequent to October 1, 1996, interest income is not representative of the actual amounts received by the Partnership since a bulk of the interest was received by the Partnership as an investor in the Trading LLCs or MM LLC. During 1999 and 2000 the Partnership invested 100% of its assets in MM LLC.

               During 1998, the Partnership's SECTOR II Units earned $238,969 in interest income, or 2.00% of the Partnership's average month-end Net Assets. During 1998, the Partnership's SECTOR III Units earned $359,189 in interest income, or 1.47% of the Partnership's average month-end Net Assets.

               The variations in charges are primarily due to placing assets in the Trading LLCs and MM LLC (See Item 7).

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT       NATURE OF PAYMENT              AMOUNT OF PAYMENT
---------       -----------------              -----------------
MLF             Brokerage Commissions          A flat-rate monthly commission of 0.729 of 1% (an 8.75%
                                               annual rate) of the Partnership's month-end assets allocated to trading. As of December 31, 2000, 100% of the
                                               Partnership's assets were allocated to trading in MM LLC.

                                               Prior to the investment in MM LLC, the round-turn (each
                                               purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Partnership's flat-rate
                                               Brokerage Commissions was approximately $52, and $63 for
                                               SECTOR II and SECTOR III Units, respectively, for the year ended December 31, 1998. During 1999 and 2000, the
                                               Partnership paid round-turn commissions through its
                                               investments in MM LLC. The estimated aggregate round turn
                                               commission rate for MM LLC for the years ended December 31,
                                               2000 and 1999 are $82 and $136, respectively.

MLF             Use of Partnership assets      Merrill Lynch may derive certain economic benefit from the deposit of certain of the Partnership's U.S. dollar assets in offset accounts.

MLIP            Administrative Fees            The Partnership pays MLIP a monthly Administrative Fee equal to
                                               .021 of 1% (a 0.25% annual rate) of the Partnership's month-end assets allocated to trading. As of December 31, 2000, 100% of the
                                               Partnership's assets were allocated to trading in MM LLC. MLIP pays all of the Partnership's routine administrative costs.

Other           Bid-ask spreads                Bid-ask spreads on forward and related trades.
Counterparties


Advisors        Profit Shares                  All Advisors can receive quarterly or annual Profit Shares ranging from 20% to 23% (depending on the Advisor) of any New
                                               Trading Profit achieved by their Partnership account. Profit
                                               Shares are also paid upon redemption of Units and upon the net reallocation of assets away from an Advisor. New Trading Profit is calculated separately in respect of each Advisor,
                                               irrespective of the overall performance of the Partnership. The
                                               Partnership may pay substantial Profit Shares during periods when it is incurring significant overall losses.

Advisors        Consulting Fees                MLF pays the Advisors annual Consulting Fees up to 2% of the
                                               Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.

MLF;            Extraordinary expenses         Actual costs incurred; none paid to date.
  Others


               REGULATION

               MLIP, the Advisors and MLF are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association ("NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

               (i) through (xii)-- not applicable.

               (xiii) The Partnership has no employees.

        (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

               The Partnership trades, through its investment in MM LLC, on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2:  PROPERTIES

               The Partnership does not use any physical properties in the conduct of its business.

               The Partnership's only place of business is the place of business of MLIP (Merrill Lynch Investment Partners Inc., Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLIP performs all administrative services for the Partnership from MLIP's offices.

ITEM 3:  LEGAL PROCEEDINGS

               Merrill Lynch -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIP or the Partnership.

               MLIP itself has never been the subject of any material litigation.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Partnership has never submitted any matter to a vote of its Limited Partners.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 5(a)

        (a)    MARKET INFORMATION:

               There is no established public trading market for the Units, nor will one develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value. Units redeemed prior to the applicable Principal Assurance Date are not entitled to any benefits under the Merrill Lynch guarantee.

        (b)    HOLDERS

               As of December 31, 2000, there were 489 holders of SECTOR II Units, including MLIP, and 674 holders of SECTOR III Units, including MLIP.

        (c)    DIVIDENDS:

               The Partnership has made no distributions, nor does MLIP presently intend to make any distributions in the future.

Item 5(b)

               Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership:

                               FOR THE YEAR    FOR THE YEAR     FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                  ENDED           ENDED            ENDED            ENDED            ENDED
                               DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
STATEMENT OF OPERATIONS           2000            1999             1998             1997             1996
----------------------------------------------------------------------------------------------------------------
Revenues:

Trading (Loss) Profit:
     Realized                  $           -   $           -    $  1,169,961     $  4,629,434     $  6,760,623
     Change in Unrealized                  -               -        (671,259)          98,218       (1,911,494)
                               ---------------------------------------------------------------------------------
     Total Trading Results                 -               -         498,702        4,727,652        4,849,129
                               ---------------------------------------------------------------------------------

Interest Income                            -               -         598,158        1,551,360        2,009,987
                               ---------------------------------------------------------------------------------
     Total Revenues                        -               -       1,096,860        6,279,012        6,859,116
                               ---------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions                 -               -       1,015,128        2,732,838        4,213,004
     Administrative Fees                   -               -          29,004           78,081          113,600
     Profit Shares                         -               -         301,645          530,099          364,863
                               ---------------------------------------------------------------------------------
     Total Expenses                        -               -       1,345,777        3,341,018        4,691,467
                               ---------------------------------------------------------------------------------
Income (Loss) from Investments      919,869        (378,712)       1,406,243        1,708,985        2,258,309
                               ---------------------------------------------------------------------------------
Net Income (Loss)              $    919,869    $   (378,712)    $  1,157,326     $  4,646,979      $ 4,425,958
                               =================================================================================

                                DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
BALANCE SHEET DATA                 2000            1999             1998             1997             1996
----------------------------------------------------------------------------------------------------------------
Partnership Net Asset Value     $20,623,861     $28,036,376      $33,791,182      $40,650,457      $42,584,105
Net Asset Value
  per SECTOR II Unit                $165.72         $156.88          $158.74          $156.37          $143.42
Net Asset Value
  per SECTOR III Unit               $174.06         $164.77          $166.72          $159.00          $140.75
                               ---------------------------------------------------------------------------------

The variations in income statement line items are primarily due to investing in Trading LLCs and in MM LLC.

----------------------------------------------------------------------------------------------------------------------------
                                          MONTH-END NET ASSET VALUE PER SECTOR II UNIT
----------------------------------------------------------------------------------------------------------------------------
        Jan.      Feb.      Mar.      Apr.      May      June      July      Aug.      Sept.     Oct.      Nov.     Dec.
----------------------------------------------------------------------------------------------------------------------------
 1996   $129.65   $123.52   $122.45   $124.82   $123.17  $121.68   $124.98   $123.96   $127.55   $139.16   $149.40  $143.42
----------------------------------------------------------------------------------------------------------------------------
 1997   $150.05   $149.10   $148.60   $149.07   $147.91  $150.77   $158.23   $155.56   $155.08   $154.49   $154.47  $156.37
----------------------------------------------------------------------------------------------------------------------------
 1998   $155.45   $151.98   $150.75   $145.57   $146.58  $146.91   $147.09   $155.15   $158.46   $157.97   $158.11  $158.74
----------------------------------------------------------------------------------------------------------------------------
 1999   $156.73   $158.61   $157.90   $159.63   $158.37  $158.96   $159.28   $158.21   $155.90   $151.64   $155.71  $156.88
----------------------------------------------------------------------------------------------------------------------------
 2000   $157.42   $156.23   $153.51   $153.71   $155.98  $154.07   $151.86   $152.35   $147.76   $148.02   $156.47  $165.72
----------------------------------------------------------------------------------------------------------------------------

                                       8

----------------------------------------------------------------------------------------------------------------------------
                                          MONTH-END NET ASSET VALUE PER SECTOR III UNIT
----------------------------------------------------------------------------------------------------------------------------
        Jan.      Feb.      Mar.      Apr.      May      June      July      Aug.      Sept.     Oct.      Nov.     Dec.
----------------------------------------------------------------------------------------------------------------------------
 1996   $132.39   $120.96   $120.08   $127.41   $124.26  $123.53   $125.16   $122.91   $126.15   $138.27   $142.98  $140.75
----------------------------------------------------------------------------------------------------------------------------
 1997   $147.15   $149.44   $150.41   $146.96   $146.16  $147.82   $156.23   $151.82   $153.39   $153.98   $155.24  $159.00
----------------------------------------------------------------------------------------------------------------------------
 1998   $159.04   $156.52   $159.24   $151.72   $154.09  $154.27   $154.50   $162.95   $166.44   $165.93   $166.05  $166.72
----------------------------------------------------------------------------------------------------------------------------
 1999   $164.61   $166.59   $165.84   $167.65   $166.34  $166.96   $167.29   $166.16   $163.74   $159.27   $163.54  $164.77
----------------------------------------------------------------------------------------------------------------------------
 2000   $165.34   $164.09   $161.23   $161.44   $163.83  $161.82   $159.50   $160.02   $155.20   $155.46   $164.34  $174.06
----------------------------------------------------------------------------------------------------------------------------

               Pursuant to CFTC policy, monthly performance is presented only from January 1, 1996 even though Units were outstanding prior to such date.

                      THE SECTOR STRATEGY FUND (SM) II L.P.
                                 SECTOR II UNITS
                               DECEMBER 31, 2000
    TYPE OF POOL: SELECTED-ADVISOR/PUBLICLY-OFFERED/"PRINCIPAL PROTECTED"(1)
                     INCEPTION OF TRADING: December 5, 1990
                      AGGREGATE SUBSCRIPTIONS: $136,410,000
                       CURRENT CAPITALIZATION: $6,982,633
                    WORST MONTHLY DRAWDOWN(2): (4.73)% (2/96)
              WORST PEAK-TO-VALLEY DRAWDOWN(3): (8.01)% (8/97-4/98)
                                  -------------
              NET ASSET VALUE PER UNIT, DECEMBER 31, 2000: $165.72

          -----------------------------------------------------------------------------------
                                     MONTHLY RATES OF RETURN(4)
          -----------------------------------------------------------------------------------
          Month                   2000        1999        1998        1997       1996
          -----------------------------------------------------------------------------------
          January                 0.34%      (1.26)%     (0.59)%      4.62%      3.59%
          -----------------------------------------------------------------------------------
          February               (0.76)       1.20       (2.23)      (0.63)     (4.73)
          -----------------------------------------------------------------------------------
          March                  (1.74)      (0.45)      (0.81)      (0.34)     (0.86)
          -----------------------------------------------------------------------------------
          April                   0.13        1.09       (3.44)       0.32       1.93
          -----------------------------------------------------------------------------------
          May                     1.48       (0.79)       0.69       (0.78)     (1.32)
          -----------------------------------------------------------------------------------
          June                   (1.23)       0.37        0.23        1.93      (1.21)
          -----------------------------------------------------------------------------------
          July                   (1.43)       0.20        0.12        4.95       2.71
          -----------------------------------------------------------------------------------
          August                  0.33       (0.68)       5.48       (1.69)     (0.82)
          -----------------------------------------------------------------------------------
          September              (3.01)      (1.46)       2.13       (0.31)      2.90
          -----------------------------------------------------------------------------------
          October                 0.17       (2.73)      (0.31)      (0.38)      9.10
          -----------------------------------------------------------------------------------
          November                5.71        2.69        0.09       (0.01)      7.36
          -----------------------------------------------------------------------------------
          December                5.91        0.75        0.40        1.23      (4.00)
          -----------------------------------------------------------------------------------
          Compound Annual
          Rate of Return          5.63%      (1.17)%      1.51%       9.02%     14.60%
          -----------------------------------------------------------------------------------

               (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets (i.e., assets committed to trading) to any single manager. As the Partnership may allocate more than 25% of its trading assets to one or more Advisors, it is referred to as a "Selected-Advisor" fund. Applicable CFTC regulations define a "Principal Protected" fund as one which is designed to limit the loss of participants' initial investment. MLIP's trading leverage policies and the Merrill Lynch guarantee limit Limited Partners' losses on their Units at the Principal Assurance Date to 20% of the Net Asset Value of their units as of the beginning of each new Time Horizon.
               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1996 by the SECTOR II
Units; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.
               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1996 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.
               (4) Monthly Rate of Return is the net performance of the SECTOR II Units during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

                      THE SECTOR STRATEGY FUND (SM) II L.P.
                                SECTOR III UNITS
                                DECEMBER 31, 2000
    TYPE OF POOL: SELECTED-ADVISOR/PUBLICLY-OFFERED/"PRINCIPAL PROTECTED"(1)
                       INCEPTION OF TRADING: July 5, 1991
                      AGGREGATE SUBSCRIPTIONS: $194,005,000
                       CURRENT CAPITALIZATION: $13,641,228
                    WORST MONTHLY DRAWDOWN(2): (8.64)% (2/96)
              WORST PEAK-TO-VALLEY DRAWDOWN(3): (9.30)% (2/96-3/96)
                                  -------------
              NET ASSET VALUE PER UNIT, DECEMBER 31, 2000: $174.06

          -----------------------------------------------------------------------------------
                                     MONTHLY RATES OF RETURN(4)
          -----------------------------------------------------------------------------------
          Month                   2000        1999        1998        1997       1996
          -----------------------------------------------------------------------------------
          January                 0.34%      (1.26)%      0.03%       4.55%      3.22%
          -----------------------------------------------------------------------------------
          February               (0.76)       1.20       (1.58)       1.56      (8.64)
          -----------------------------------------------------------------------------------
          March                  (1.74)      (0.45)       1.73        0.65      (0.73)
          -----------------------------------------------------------------------------------
          April                   0.13        1.09       (4.72)      (2.29)      6.10
          -----------------------------------------------------------------------------------
          May                     1.48       (0.79)       1.56       (0.54)     (2.47)
          -----------------------------------------------------------------------------------
          June                   (1.23)       0.37        0.08        1.14      (0.59)
          -----------------------------------------------------------------------------------
          July                   (1.43)       0.20        0.15        5.69       1.31
          -----------------------------------------------------------------------------------
          August                  0.33       (0.68)       5.47       (2.82)     (1.79)
          -----------------------------------------------------------------------------------
          September              (3.01)      (1.46)       2.14        1.03       2.63
          -----------------------------------------------------------------------------------
          October                 0.17       (2.73)      (0.31)       0.38       9.60
          -----------------------------------------------------------------------------------
          November                5.71        2.69        0.07        0.82       3.41
          -----------------------------------------------------------------------------------
          December                5.91        0.75        0.40        2.42      (1.56)
          -----------------------------------------------------------------------------------
          Compound Annual
          Rate of Return          5.63%      (1.17)%      4.81%      12.98%      9.71%
          -----------------------------------------------------------------------------------

               (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets (i.e., assets committed to trading) to any single manager. As the Partnership may allocate more than 25% of its trading assets to one or more Advisors, it is referred to as a "Selected-Advisor" fund. Applicable CFTC regulations define a "Principal Protected" fund as one which is designed to limit the loss of participants' initial investment. The SECTOR III Units of the Partnership ceased to be Principal Protected after September 30, 2000.

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1996 by the SECTOR III Units; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1996 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

               (4) Monthly Rate of Return is the net performance of the SECTOR III Units during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

ADVISOR SELECTIONS

               The Partnership's results of operations depend on MLIP's ability to select Advisors and the Advisors' ability to trade profitably. MLIP's selection procedures and trading leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Partnership's results of operations is its actual performance record to date. Because of the speculative nature of its trading, the Partnership's past performance is not necessarily indicative of its future results.

               MLIP has made and expects to continue making frequent changes to both trading asset allocations among Advisors and Advisor combinations as well as from time to time adjusting the percentage of the Partnership's assets committed to trading.

                  MLIP's decision to terminate or reallocate assets among Advisors is based on a combination of numerous factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIP's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIP's principals is an important factor in its asset allocation decisions.

               MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

               GENERAL

               A number of the Advisors are trend-following traders, whose programs do not attempt to predict price movements. No fundamental economic supply or demand analyses are used by these Advisors, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are evaluated. Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending. These technical traders base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

               If a trend-following Advisor's models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, these Advisors' programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Partnership's positions while retaining most of the profits made from following the trend.

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

               In the case of the Advisors who implement strategies which rely more on discretion and market judgment, it is not possible to predict, from their performance during past market cycles, how they will respond to future market events.

PERFORMANCE SUMMARY

               This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

               The Advisors, as a group, are unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

               While there can be no assurance that any Advisor will be profitable, under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Partnership.

               The performance of the Partnership is also materially affected by the percentage of its assets allocated to trading. The greater the percentage of the Partnership's assets allocated to trading, the greater its profit potential, risk and performance volatility.

2000

               During 2000, all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2000 describes the trading results for MM LLC during the year.

               The Partnership's overall trading strategy was profitable for 2000. Gains were realized by trading in the interest rate, currency and energy markets. Losses were sustained in the agricultural, metals and stock index sectors. Trading was volatile and unprofitable through September, however, gains realized in the interest rate and currency markets in November and December eradicated those losses.

               Interest rate trading was profitable for the Partnership. Short Eurodollar trading was profitable early in the year as the European Union ministers blamed the Euro's decline on rapid U.S. growth and fears that the Federal Reserve would continue to increase interest rates. By mid year, losses were incurred from U.S. Treasury bond and Euro 10- year bond trading as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. Short Eurodollar turned unprofitable as the Euro improved after the European Central Bank's 50 basis point repo rate hike. Uncertainty surrounding the U.S. Presidential election caused investors to favor the bond markets over equities, resulting in significant gains for the Partnership's various long positions.

               Trading in the currency markets was also successful. Short Euro positions were profitable after officials from the Group of Seven met in January and failed to express concern about the low levels of the currency. Despite steep interest rate hikes by the Swiss National Bank ("SNB") and the general weakness of the Euro, the SNB said it will not keep the Swiss franc from rising. Short British pound positions were profitable as the pound was weak in the wake of the Bank of England's references to "sterling overvaluation". Short Japanese yen trading yielded gains in July as the yen finished weaker against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to raise interest rates. Short positions in the Canadian dollar resulted in gains as the currency weakened during November despite worsening U.S. dollar fundamentals, a large Canadian budget surplus and plans for tax cuts in Canada.

               Energy trading was profitable throughout the year as prices continued to surge. Despite the possibility of OPEC increasing oil production, crude oil prices continued to rise as such a hike would still leave oil inventories much below normal. Light crude oil prices continued to rise in June even though OPEC agreed to increase production on July 1. The market was looking for a larger production hike. By November, oil prices were pushed higher as a result of significantly lower than the previous year's temperatures combined with a large inventory deficit.

               Agriculture trading sustained modest losses for the year. Corn prices fluctuated early on numerous changes in weather forecasts. A USDA grain crop report projected a 12% rise in soybean inventories from the previous season. This led to fears of an abundance of supply, lowering prices. Short wheat trading was beneficial in July as drought warnings issued in early spring proved inaccurate. As a result of good global grain and oilseed crops, supply exceeded demand, resulting in profits in short soyoil positions at year-end.

               Metals trading alternated between profitability to unprofitability during the year. Copper trading resulted in losses after a Freeport, Indonesia mine announced output cuts would not be as severe, damaging the Partnership's long positions. Gold prices declined for most of 2000 as investors were discouraged from the drop in the Euro, severe weakness in the Australian dollar along with sharp decreases in the South African rand and Indian rupee. Nickel prices declined from slowing demand for stainless steel in Europe and Asia.

               Stock index markets trading was unprofitable during a volatile year. Signs of rising inflation fueled fears that the Federal Reserve would continue to raise interest rates aggressively to slow the economy. S&P 500 positions sustained losses as buyers retreated due to fears of a U.S. economic slowdown. Long positions were generally unprofitable throughout the year, with minimal gains realized from the Partnership's short positions.

1999

               During 1999, all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits and losses as an investor in MM LLC. The following commentary for 1999 describes the trading results for MM LLC during the year.

               The Partnership finished 1999 with gains in energy, stock index and agricultural trading and losses in currency, interest rate and metal trading. Commodities spent 1999 in a transition phase, shifting from bearishness to a more neutral position. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices.

               Overall, the Partnership profited from trading in crude oil, heating oil, and unleaded gas in 1999. Positions in crude oil offset losses from short positions in natural gas and gas oil trading. In March, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference, which resulted in higher prices for crude. In the natural gas markets, prices rallied sharply resulting from a decline in U.S. natural gas production, along with high levels of energy consumption and weather scares throughout the country. Near the end of the year, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and a new, higher OPEC-indicated target price.

               Stock index trading was profitable for the first half of 1999. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index, and equity markets rallied worldwide in April and June. In the second half of the year, the Partnership suffered losses in stock index positions as trading was mixed due to significant volatility globally. However, there was profitable trading in Hang Seng, Nikkei 225 and Topix Indices which resulted in gains during November and December. Such activity depicted evidence of Japan's stronger-than-expected recovery coupled with a sudden decline in its unemployment rate.

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

               Currency trading produced losses for the Partnership throughout the year. Long Japanese yen positions resulted in losses despite the yen trading higher against the U.S. dollar. The Bank of Japan lowered rates to keep its economy sufficiently liquid to allow fiscal spending to restore some growth to the economy and to drive down the surging yen. The European Central Bank raised the repo rate in November due to inflation pressures. On a trade-weighted basis, the Swiss franc ended the first quarter to close at a seven-month low, mostly as a result of the stronger U.S. dollar. The Canadian dollar also underwent similar fluctuations throughout the year.

               Interest rate trading was also volatile as the flight to quality in the bond market reversed during the first half of 1999 and the Federal Reserve raised interest rates three times during the year. Early in the year, interest rate trading proved unprofitable for the Partnership, which was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of futures issues, leaving the burden of financing future budget deficits to the private sector. Interest rate trading did gain strength at mid-year as the flight to quality in the bond market reversed and concerns about higher interest rates in the U.S. continued to rattle the financial markets. During the third quarter, Eurodollar trading generated losses amidst speculation of the probability of a tightening by the U.S. Federal Reserve, which became evident with the higher interest rates in their November 16 meeting due to concerns of inflation. In December, the yield on the 30-year Treasury bond recently surpassed its October high propelled by inflation worries and fears the Federal Reserve might tighten further in 2000.

               Metals trading was mixed for the year as gold played a major part in the volatility of the metals market. Gold had failed to maintain its status as a safety vehicle and a monetary asset during the first half of 1999. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. Unfortunately, the Partnership held short positions in gold futures at that time. Gold prices had stabilized in the fourth quarter following the price surge. Early in the year, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with the recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.

1998

                                               Total Trading
                                                  Results
 Interest Rates                                $       85,850
 Stock Indicies                                      (139,134)
 Agriculture                                          518,301
 Currencies                                          (343,635)
 Energy                                               312,851
 Metals                                                64,469
                                               ---------------
                                               $      498,702
                                               ===============


               Global interest rate markets provided the Partnership with its most profitable positions for the first quarter, particularly in European bonds where an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe. In the second quarter, swings in the U.S. dollar and developments in Japan affected bond markets, causing the Partnership's interest rate trading to result in losses. This was turned around in the third quarter, as markets worldwide were turned upside down and the Partnership's non-correlation with general equity and debt markets was strongly exhibited, and trading was particularly profitable in positions in Eurodollars, German and Japanese bonds, and U.S. Treasury notes and bonds. Global investors staged a major flight to quality, resulting in a significant widening of credit spreads on a global basis. In October, investors pushed the yields on U.S. Treasury bonds to a 31-year low. The long bond yield fell about 75 basis points in 1998 as the world economy slowed more than expected, inflation continued to fall, the anticipated small U.S. budget deficit turned into substantial surplus, and the Federal Reserve lowered interest rates.

               In currency markets, results early in the year were unprofitable. During the second quarter, strong gains were realized in positions in the Japanese yen, which weakened during June to an eight-year low versus the U.S. dollar. Significant gains from Japanese yen trading continued into the third quarter, and Japan's problems spread to other sectors of the global economy, causing commodities prices to decline as demand from the Asian economies weakened. Japan's deepening recession and credit crunch continued through the fourth quarter, and the Partnership achieved gains from long yen positions.

               Trading results in stock index markets were also mixed in early 1998, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Second quarter results were profitable as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the second quarter and traded at a three-year low. As U.S. equity markets declined in July and August, the Partnership profited from short positions in the S&P 500, most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment in the stock index sector, and the Partnership incurred modest losses, although results remained profitable for the quarter and the year overall in these markets.

               In agricultural commodity markets, 1998 began with strong gains as live cattle and hog prices trended downward throughout the first quarter. In the second quarter, although the U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook, soybean prices traded in a volatile pattern. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries. The third quarter resulted in losses as the U.S. soybean crop increased relative to the USDA's production estimate as a result of timely rains, which contributed to lower prices. These losses continued into the fourth quarter as the Partnership was caught on the short side of the soybean complex, as the soybean supply surplus became more manageable following the November 10th USDA reports, causing prices to gain upward momentum.

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

               In energy markets, demand for crude oil in the Middle East was affected by low oil prices early in the year, and trading resulted in losses. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine-year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the first half of 1998. Short heating oil positions in the third quarter proved profitable for the Partnership as the market for heating oil prices dropped to its lowest level in more than a decade. In early December, oil and natural gas prices dropped sharply, causing continued problems for many emerging market countries that depend on commodity exports for economic growth and government financing. These price pressures were mainly due to excessive supply availability and near-term weather indications that inventories would remain at more than adequate levels even in the event of a cold Northern Hemisphere winter. Also, the December U.S. air attack on Iraq failed to cause any damage to oil pumping and shipping operations, and oil prices fell over 10%.

VARIABLES AFFECTING PERFORMANCE

               The principal variables which determine the net performance of the Partnership are gross profitability and interest income. Gross profitability is, in turn, effected by the percentage of the Partnership's assets allocated to trading.

               During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Partnership's profitability. In addition, interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

               The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership's assets allocated to trading. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis. Gross profitability is in turn effected by the percentages of the Partnership's assets allocated to trading. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) --suggesting the likelihood of generally trendless, non-consensus markets.

               Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

               Except in unusual circumstances, factors (e.g., regulatory approvals, cost of goods sold, employee relations and the like) which often materially affect an operating business have virtually no impact on the Partnership.

LIQUIDITY; CAPITAL RESOURCES

               The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership's U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Partnership's operation to date and are expected to continue to be so.

               Substantially all of the Partnership's assets are held in cash. The Net Asset Value of the Partnership's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership's profit potential generally increases. Inflation in commodity prices could also generate price movements which the strategies might successfully follow.

               Except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its contract holdings quickly and at market prices. This permits an Advisor to limit losses, as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Partnership's positions and assets, the Partnership's monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The financial statements required by this Item are included in
Exhibit 13.01.

               The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               There were no changes in or disagreements with independent auditors on accounting or financial disclosure.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a,b)    IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

               As a limited partnership, the Partnership itself has no officers or directors and is managed by MLIP. Trading decisions are made by the Advisors on behalf of the Partnership. MLIP promotes the Partnership and is its controlling person.

               The directors and executive officers of MLIP and their respective business backgrounds are as follows:

RONALD S. ROSENBERG        Chairman and Director

FABIO P. SAVOLDELLI        President and Director

FRANK M. MACIOCE           Vice President and Director

STEVEN B. OLGIN            Vice President, Chief Administrative Officer and Director

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and Treasurer

               Ronald S. Rosenberg was born in 1962. Mr. Rosenberg is Chairman and a Director of MLIP and head of the Alternative Investments Group for MLIM Americas, which creates alternative investment products and strategies for Merrill Lynch's large institutional and high net worth private clients. These products include funds of funds investing in hedge funds, private equity funds, exchange funds, as well as other specialized investment products. Most recently, Mr. Rosenberg ran the Global Hedge Fund Sales Group and International Fixed Income Groups which sold investment products to hedge funds worldwide. He joined Merrill Lynch in 1995 from JP Morgan, where he was also responsible for sales groups that sold investment products to hedge funds. Mr. Rosenberg was educated at the Wharton Business School, where he received a Master of Business Administration in Finance. He graduated Phi Beta Kappa from Rutgers University with a Bachelor of Arts in Computer Science and Economics.

               Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is President and a Director of MLIP . He will oversee the Partnership's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

               Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Director of MLIP and the senior legal counsel responsible for Alternative Investments. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

               Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Administrative Officer and Director of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

               Michael L. Pungello was born in 1957. Mr. Pungello is Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master of Business Administration in Finance from New York University in 1987.

               As of December 31, 2000, the principals of MLIP had no investment in the Partnership, and MLIP's general partner interest in the Partnership was valued at $230,757.

               MLIP acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The SECTOR Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Partnership. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

      (c)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

               None.

      (d)      FAMILY RELATIONSHIPS:

               None.

      (e)      BUSINESS EXPERIENCE:

               See Item 10(a)(b) above.

      (f)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

               None.

      (g)      PROMOTERS AND CONTROL PERSONS:

               Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

               The directors and officers of MLIP are remunerated by MLIP. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIP and Administrative Fees to MLIP. MLIP or its affiliates may also receive certain economic benefits from holding the Partnership's U.S. dollar assets. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either MLIP or the Partnership.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

               As of December 31, 2000, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

      (b)      SECURITY OWNERSHIP OF MANAGEMENT:

               As of December 31, 2000, MLIP owned 464 SECTOR II Units and 884 SECTOR III Units (unit-equivalent general partnership interests), which was less than 1.1% of the total Units outstanding.

      (c)      CHANGES IN CONTROL:

               None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)      TRANSACTIONS BETWEEN MERRILL LYNCH AND THE PARTNERSHIP

               All of the service providers to the Partnership, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of their advisory fees and Profit Shares. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

               The Partnership pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLF interest on short-term loans extended by MLF to cover losses on foreign currency positions.

               Within the Merrill Lynch organization, MLIP is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLIP controls the management of the Partnership and serves as its promoter. Although MLIP has not sold any assets, directly or indirectly, to the Partnership, MLIP makes substantial profits from the Partnership due to the foregoing revenues.

               No loans have been, are or will be outstanding between MLIP or any of its principals and the Partnership.

               MLIP pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

      (b)      CERTAIN BUSINESS RELATIONSHIPS:

               MLF, an affiliate of MLIP, acts as the principal commodity broker for the Partnership.

               In 2000, the Partnership, through MM LLC, expensed the following fees: (i) Brokerage Commissions of $2,019,379 to MLF, which included $276,915 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $57,696 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

               See Item 1(c), "Narrative Description of Business -- Charges" and "Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

      (c)      INDEBTEDNESS OF MANAGEMENT:

               The Partnership is prohibited from making any loan to management or otherwise.

      (d)      TRANSACTIONS WITH PROMOTERS:

               Not applicable.

                                     PART IV
ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)1.    FINANCIAL STATEMENTS:                                                         PAGE
                                                                                             ----
               Independent Auditors' Report                                                     1

               Statements of Financial Condition as of December 31, 2000 and 1999               2

               For the years ended December 31, 2000, 1999 and 1998
                        Statements of Operations                                                3
                        Statements of Changes in Partners' Capital                              4

               Notes to Financial Statements                                                 5-12

      (a)2.    FINANCIAL STATEMENT SCHEDULES:

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

      (a)3.    EXHIBITS:

               The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION                DESCRIPTION

3.01(i) Amended and Restated Certificate of Limited Partnership of the Registrant, dated July 27, 1995.

EXHIBIT 3.01(i): Is incorporated herein by reference from Exhibit 3.01(d) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

3.01(ii)                  Limited Partnership Agreement of the Partnership.

EXHIBIT 3.01(ii):         Is incorporated herein by reference from
                          Exhibit 3.01(a) contained in Amendment No. 1 (as Exhibit A) to the Registration Statement (File No. 33-34432) filed on May 25, 1990 on Form S-1 under the Securities Act of 1933 (the "Registrant's Registration Statement").

10.01(o) Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and each Advisor.

EXHIBIT 10.01(o): Is incorporated herein by reference from Exhibit 10.01(o) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02(a) Form of Consulting Agreement between each Advisor of the Partnership and Merrill Lynch Futures Inc.

EXHIBIT 10.02(a): Is incorporated herein by reference from Exhibit 10.02(a) contained in the Registrant's Registration Statement.

10.03(a) Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

EXHIBIT 10.03(a): Is incorporated herein by reference from Exhibit 10.03(a) contained in the Registrant's Registration Statement.

10.05                     Merrill Lynch & Co., Inc. Guarantee.

EXHIBIT 10.05: Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's
                          Registration Statement.

10.06 Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Partnership.

EXHIBIT 10.06: Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(a) Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., each Advisor, the Partnership and Merrill Lynch Futures Inc.

EXHIBIT 10.07(a): Is incorporated herein by reference from Exhibit 10.07(a) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(b) Form of Amendment to the Customer Agreement among the Partnership and MLF.

EXHIBIT 10.07(b): Is incorporated herein by reference from Exhibit 10.07(b) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01                     2000 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:            Is filed herewith.

13.01 (a)                 2000 Annual Report and Independent Auditors' Report
                          for the following Trading Limited Liability Company sponsored by Merrill Lynch Investment Partners Inc.:
                          ML Multi-Manager Portfolio LLC

EXHIBIT 13.01(a):         Is filed herewith.

28.01                     Prospectus of the Partnership dated June 1, 1990.

EXHIBIT 28.01: Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933 (File No. 33-34432) filed on June 7, 1990.

      (b)      REPORT ON FORM 8-K:

               No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE SECTOR STRATEGY FUND (SM) II L.P.
                            (SAFETY OF EQUITY CAPITAL; TARGETING OVERALL RETURN)

                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   General Partner

                            By: /s/ Ronald S. Rosenberg
                                -----------------------
                                     Ronald S. Rosenberg
                                     Chairman and Director (Principal
                                     Executive Officer)


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                           Title                                                          Date
---------                           -----                                                          ----

/s/ Ronald S. Rosenberg             Chairman and Director                                          March 30, 2001
-----------------------             (Principal Executive Officer)
Ronald S. Rosenberg

/s/ Fabio P. Savodelli              President and Director                                         March 30, 2001
-----------------------
Fabio P. Savodelli

/s/ Steven B. Olgin                 Vice President, Chief Administrative                           March 30, 2001
-----------------------             Officer, and Director
Steven B. Olgin

/s/ Michael L. Pungello             Vice President, Chief Financial Officer and Treasurer          March 30, 2001
-----------------------             (Principal Financial and Accounting Officer)
Michael L. Pungello


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT                    General Partner of Registrant                          March 30, 2001
 PARTNERS INC.

By/s/ Ronald S. Rosenberg
  -----------------------
      Ronald S. Rosenberg

                      THE SECTOR STRATEGY FUND -SM- II L.P.

                                 2000 FORM 10-K

                                INDEX TO EXHIBITS

                                     EXHIBIT

Exhibit 13.01             2000 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 2000 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by Merrill Lynch Investment Partners Inc.:
                          ML Multi-Manager Portfolio LLC