Form 10-Q
period 2001-03-31
SECTOR STRATEGY FUND II LP
filed 2001-05-11
CIK 867247

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 2001
                                 --------------

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

            DELAWARE                                13-3584544
--------------------------------       ----------------------------------------
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

                                  609-282-6996
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                               --       --

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       THE SECTOR STRATEGY FUND-SM- II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                           March 31,           December 31,
                                                                             2001                 2000
                                                                          (unaudited)
                                                                       -----------------    ------------------
ASSETS
Investment in MM LLC                                                   $     20,306,817     $      20,623,861
Receivable from investment in MM LLC                                            367,970               468,048
                                                                       -----------------    ------------------

                TOTAL                                                  $     20,674,787     $      21,091,909
                                                                       =================    ==================

LIABILITY AND PARTNERS' CAPITAL

Redemptions payable                                                    $        367,970     $         468,048
                                                                       -----------------    ------------------

            Total liabilities                                                   367,970               468,048
                                                                       -----------------    ------------------

PARTNERS' CAPITAL:
    General Partner:
        (464 and 464 SECTOR II Units)                                            80,691                76,890
        (884 and 884 SECTOR III Units)                                          161,477               153,867
    Limited Partners:
        (40,462 and 41,672 SECTOR II Units)                                   7,036,498             6,905,743
        (71,322 and 77,488 SECTOR III Units)                                 13,028,151            13,487,361
                                                                       -----------------    ------------------

            Total partners' capital                                          20,306,817            20,623,861
                                                                       -----------------    ------------------

                TOTAL                                                  $     20,674,787     $      21,091,909
                                                                       =================    ==================

NET ASSET VALUE PER UNIT:
     SECTOR II UNITS
         (Based on 40,926 and 42,136 Units outstanding)                $         173.90     $          165.72
                                                                       =================    ==================

     SECTOR III UNITS
         (Based on 72,206 and 78,372 Units outstanding)                $         182.67     $          174.06
                                                                       =================    ==================

See notes to financial statements.

                       THE SECTOR STRATEGY FUND-SM- II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the three        For the three
                                                      months ended        months ended
                                                       March 31,            March 31,
                                                          2001                2000
                                                   -------------------  ------------------
    Income (loss) from investments                 $          968,941   $        (566,092)
                                                   -------------------  ------------------

NET INCOME (LOSS)                                  $          968,941   $        (566,092)
                                                   ===================  ==================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding                 117,288             167,449
                                                   ===================  ==================

    Net income (loss) per weighted average
        General Partner and Limited Partner Unit   $             8.26   $           (3.38)
                                                   ===================  ==================

See notes to financial statements.

                       THE SECTOR STRATEGY FUND-SM- II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                                         UNITS                      GENERAL PARTNER             LIMITED PARTNERS
                                         -----                      ---------------             ----------------
                               SECTOR II        SECTOR III     SECTOR II     SECTOR III    SECTOR II    SECTOR III
                                 UNITS            UNITS         UNITS          UNITS         UNITS         UNITS           TOTAL
                                 -----            -----         -----          -----         -----         -----           -----
PARTNERS' CAPITAL,
  December 31, 1999               55,710         117,109  $    130,524   $    262,815   $  8,609,354  $  19,033,683   $  28,036,376

Net loss                               -               -        (2,164)        (4,617)      (176,011)      (383,300)       (566,092)

Redemptions                       (4,958)        (10,243)      (36,714)       (59,072)      (733,927)    (1,618,966)     (2,448,679)
                              -----------     ----------- -------------  -------------  ------------- --------------  --------------

PARTNERS' CAPITAL,
  March 31, 2000                  50,752         106,866  $     91,646   $    199,126   $  7,699,416  $  17,031,417   $  25,021,605
                              ===========     =========== =============  =============  ============= ==============  ==============

PARTNERS' CAPITAL,
  December 31, 2000               42,136          78,372  $     76,890   $    153,867   $  6,905,743  $  13,487,361   $  20,623,861

Net income                             -               -         3,801          7,610        334,697        622,833         968,941

Redemptions                       (1,210)         (6,166)            -              -       (203,942)    (1,082,043)     (1,285,985)
                              -----------    ------------ -------------  -------------  ------------- --------------  --------------

PARTNERS' CAPITAL,
  March 31, 2001                  40,926          72,206  $     80,691   $    161,477   $  7,036,498  $  13,028,151   $  20,306,817
                              ===========    ============ =============  =============  ============= ==============  ==============


See notes to financial statements.

                       THE SECTOR STRATEGY FUND-SM- II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund-SM- II L.P. (the "Partnership") as of March 31, 2001, and the results of its operations for the three months ended March 31, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

2.   INVESTMENTS

      As of March 31, 2001 and December 31, 2000, the Partnership had an investment in ML MultiManager Portfolio LLC ("MM LLC") of $20,306,817 and $20,623,861 respectively.

      Total revenues and fees with respect to the Partnership's investments are set forth as follows:

  For the three months       Total           Brokerage     Administrative     Profit           Income
  ended March 31, 2001      Revenue         Commissions         Fees          Shares       from Investment
      (unaudited)        ---------------   --------------  --------------- ------------- -------------------
SECTOR II UNITS
MM LLC                   $      608,598    $     142,156   $        4,062  $    123,882  $          338,498
                         ===============   ==============  =============== ============= ===================

SECTOR III UNITS
MM LLC                   $    1,140,454    $     269,836   $        7,710  $    232,465  $          630,443
                         ===============   ==============  =============== ============= ===================

TOTAL ALL UNITS
MM LLC                   $    1,749,052    $     411,992   $       11,772  $    356,347  $          968,941
                         ===============   ==============  =============== ============= ===================


  For the three months       Total           Brokerage     Administrative     Profit             Loss
  ended March 31, 2000      Revenue         Commissions         Fees          Shares       from Investment
      (unaudited)        ---------------   --------------  --------------- ------------- -------------------
SECTOR II UNITS
MM LLC                   $       14,588    $     186,509   $       5,329   $        926  $         (178,176)
                         ===============   ==============  =============== ============= ===================

SECTOR III UNITS
MM LLC                   $       34,590    $     408,353   $      11,667   $      2,486  $         (387,916)
                         ===============   ==============  =============== ============= ===================

TOTAL ALL UNITS
MM LLC                   $       49,178    $     594,862   $      16,996   $      3,412  $         (566,092)
                         ===============   ==============  =============== ============= ===================

Condensed statements of financial condition and statements of operations for MM LLC is set forth as follows:

                                  MM LLC                     MM LLC
                         -------------------------   ------------------------

                                March 31,                 December 31,
                                   2001                       2000
                               (unaudited)
                         -------------------------   ------------------------
Assets                   $            248,273,121    $           252,995,756
                         =========================   ========================

Liabilities              $              6,207,268    $             5,383,789
Members' Capital                      242,065,853                247,611,967
                         -------------------------   ------------------------

Total                    $            248,273,121    $           252,995,756
                         =========================   ========================

                           For the three months       For the three months
                           ended March 31, 2001        ended March 31, 2000
                               (unaudited)                 (unaudited)
                         -------------------------   ------------------------
Revenues                 $             17,007,938    $               158,041

Expenses                                6,927,429                  2,097,140
                         -------------------------   ------------------------

Net Income (Loss)        $             10,080,509    $            (1,939,099)
                         =========================   ========================

3.   INCOME PER UNIT

     The profit and loss of the Sector II and Sector III Units for the three months ended March 31, 2001 and 2000 are as follows:

                                                       2001                                                   2000
                                                   (unaudited)                                            (unaudited)
                               ------------------------------------------------  --------------------------------------------------
                                  Sector II       Sector III         Total         Sector II        Sector III          Total
                                    UNITS            UNITS         All Units         UNITS             UNITS          All Units
                               ---------------- --------------- ---------------  ---------------  ---------------- ----------------
                                For the three    For the three   For the three   For the three     For the three    For the three
                                 months ended    months ended    months ended    months ended      months ended     months ended
                                March 31, 2001   March 31, 2001  March 31, 2001  March 31, 2000    March 31, 2000   March 31, 2000
                               ---------------- --------------- ---------------  ---------------  ---------------- ----------------
Income (loss) from investments $        338,498 $       630,443 $       968,941  $     (178,176)  $      (387,916) $      (566,092)
                               ---------------- --------------- ---------------  ---------------  ---------------- ----------------

NET INCOME (LOSS)              $        338,498 $       630,443 $       968,941  $     (178,176)  $      (387,916) $      (566,092)
                               ================ =============== ===============  ===============  ================ ================

NET INCOME (LOSS) PER UNIT:

Weighted average number of General
Partner and Limited
Partner Units outstanding                41,770          75,518         117,288          54,287           113,162          167,449
                               ---------------- --------------- ---------------  ---------------  ---------------- ----------------

Net income (loss) per weighted
average General Partner
and Limited Partner Unit       $           8.10 $          8.35 $          8.26  $        (3.28)  $         (3.43) $         (3.38)
                               ================ =============== ===============  ===============  ================ ================

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership invests all of its assets in MM LLC. Accordingly, the Partnership is invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. The application of the provisions of Statement of Financial Accounting Standards No. 133 as amended by SFAS No. 137, and further amended by SFAS No. 138, did not have a significant effect on the financial statements of the Partnership.

     MARKET RISK

     Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments with respect to Partnership assets invested in MM LLC as reflected in the Statements of Financial Condition of the MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

     The General Partner, Merrill Lynch Investment Partners Inc. ("MLIP"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for MM LLC, and include calculating the Net Asset Value of the Advisors' respective MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure through MM LLC, MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors through MM LLC (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

     The Partnership, through MM LLC, has credit risk in respect of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

     The Partnership, through MM LLC, in its normal course of business, enters into various contracts, with Merrill Lynch Futures ("MLF") acting as its commodity broker. Pursuant to the brokerage agreement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC in the Equity in commodity future trading accounts in the Statements of Financial Condition.

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     MONTH-END NET ASSET VALUE PER SECTOR II UNIT

     ----------------------------------
             Jan.     Feb.    Mar.
    ----------------------------------
     2000    $157.42  $156.23 $153.51
     ----------------------------------
     2001    $164.50  $166.08 $173.90
     ----------------------------------

     MONTH-END NET ASSET VALUE PER SECTOR III UNIT

     ----------------------------------
             Jan.     Feb.    Mar.
     ----------------------------------
     2000    $165.34  $164.09 $161.23
     ----------------------------------
     2001    $172.78  $174.44 $182.67
     ----------------------------------

     Performance Summary

     All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

     January 1, 2001 to March 31, 2001

     Trading in the interest rate sector was highly profitable for the Partnership during the quarter. Long positions in the Euro resulted in gains in January. The impact of the weakening U.S. economy and the Federal Reserve's move to cut interest rates was felt throughout the interest rate futures market. Euro futures contracts rose dramatically since December 2000. Euro-yen and Euro-bund cross futures trading produced gains for the sector.

     Agricultural trading was profitable despite losses sustained early in the quarter. During January, the agricultural sector faced weak grain and oilseed prices. Excellent growing weather in the U.S., Argentina and Brazil, concerns about U.S. export potential and inventories at historically high levels kept the markets on the defensive. Contract lows in cotton produced gains for short positions. The cotton market sank to a 15 year low as a result of short supply and increased demand. Potential increased planting paired with a drop in demand forced prices lower.

     Currency trading resulted in gains for the Partnership. Losses were realized during January and February on long Euro and Swiss franc trading. After rallying from a low of 82--83 cents to 96 cents, the Euro corrected back to the 90 cent level, despite strong fundamentals. This resulted in losses for the Partnership's long positions. The sector rebounded strongly in March on substantial gains from short Japanese yen positions.

     Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak and on gold's failure to rally weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

     Stock index trading was moderately successful despite uncertainty in equity markets. Short S&P 500 and NASDAQ positions resulted in gains as global equity markets remain caught between negative news about earnings and the potential positive effects of further monetary easing.

     Energy trading was the only unprofitable sector during the quarter. Natural gas prices pulled back in January after rallying during the last few months, resulting in losses. Crude oil prices were driven lower by both a seasonal downturn in global oil usage and heavier than normal refinery maintenance work, reducing the demand. Short natural gas positions were unprofitable in March on concerns over supply availability.

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

     Stock Index trading was profitable for the quarter. During the month of January, the Hang Seng Index found market conditions to be difficult. However, stock index trading returned in February and March with gains in positions in CAC 40 Euro futures, DAX German Stock Index and long S&P 500 positions resulted in gains as investors focused more on value stocks near the end of the quarter.

     Metals trading alternated from profitable to unprofitable during the quarter. In January, gains in aluminum positions outweighed losses in zinc and copper, however losses in aluminum and gold positions outweighed gains in nickel positions during February. In March, metals trading was slightly profitable as gains in silver positions outweighed losses in zinc and copper.

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

     Agriculture trading resulted in losses for the quarter. In January and February, gains in sugar positions were outweighed by losses in corn positions. In March, corn positions were profitable as prices rose, but were outweighed by unprofitable soyoil and sugar positions. Corn prices fluctuated as changes in weather forecasts occurred throughout the quarter.

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

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           There are no pending proceedings to which the Partnership or MLIP is a party.

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

           (b)  REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed during the first three months of fiscal 2001.

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




                                   THE SECTOR STRATEGY FUND-SM- II L.P.




                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                 (General Partner)






Date: May 15, 2001                 By /s/ RONALD S. ROSENBERG
                                      -----------------------
                                      Ronald S. Rosenberg
                                      Chairman and Director



Date: May 15, 2001                 By /s/ MICHAEL L. PUNGELLO
                                      -----------------------
                                      Michael L. Pungello
                                      Vice President, Chief Financial Officer
                                      and Treasurer