Form 10-Q
period 2001-09-30
SECTOR STRATEGY FUND II LP
filed 2001-11-14
CIK 867247

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 0-18944

                       THE SECTOR STRATEGY FUND(SM) II L.P.
              ----------------------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

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

                                  609-282-6996
                        --------------------------------
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
                                        (A DELAWARE LIMITED PARTNERSHIP)
                                       STATEMENTS OF FINANCIAL CONDITION

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               2001              2000
                                                            (UNAUDITED)
                                                         ----------------   ----------------
ASSETS
Investment in MM LLC                                     $     18,306,592   $     20,623,861
Receivable from investment in MM LLC                              143,998            468,048
                                                         ----------------   ----------------

                TOTAL                                    $     18,450,590   $     21,091,909
                                                         ================   ================

LIABILITY AND PARTNERS' CAPITAL

Redemptions payable                                      $        143,998   $        468,048
                                                         ----------------   ----------------

            Total liabilities                                     143,998            468,048
                                                         ----------------   ----------------

PARTNERS' CAPITAL:
    General Partner:
        (464 and 464 Sector II Units)                              78,497             76,890
        (884 and 884 Sector III Units)                            157,099            153,867
    Limited Partners:
        (38,257 and 41,672 Sector II Units)                     6,472,113          6,905,743
        (65,267 and 77,488 Sector III Units)                   11,598,883         13,487,361
                                                         ----------------   ----------------

            Total partners' capital                            18,306,592         20,623,861
                                                         ----------------   ----------------

                TOTAL                                    $     18,450,590   $     21,091,909
                                                         ================   ================

NET ASSET VALUE PER UNIT:
     SECTOR II UNITS
        (Based on 38,721 and 42,136 Units outstanding)   $         169.17   $         165.72
                                                         ================   ================

     SECTOR III UNITS
        (Based on 66,151 and 78,372 Units outstanding)   $         177.71   $         174.06
                                                         ================   ================

See notes to financial statements.

                          THE SECTOR STRATEGY FUND(SM) II L.P.
                            (A DELAWARE LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                  FOR THE THREE      FOR THE THREE       FOR THE NINE      FOR THE NINE
                                                   MONTHS ENDED      MONTHS ENDED        MONTHS ENDED      MONTHS ENDED
                                                  SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,
                                                       2001              2000                2001              2000
                                                  ---------------   ---------------    ---------------   ---------------
REVENUES:
    Income (loss) from investment in MM LLC       $       216,328   $      (945,821)   $       404,702   $    (1,414,644)
                                                  ---------------   ---------------    ---------------   ---------------

NET INCOME (LOSS)                                 $       216,328   $      (945,821)   $       404,702   $    (1,414,644)
                                                  ===============   ===============    ===============   ===============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding             106,799           146,001            111,886           155,993
                                                  ===============   ===============    ===============   ===============

    Net income (loss) per weighted average
       General Partner and Limited Partner Unit   $          2.03   $         (6.48)   $          3.62   $         (9.07)
                                                  ===============   ===============    ===============   ===============


See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                      UNITS                   GENERAL PARTNER                  LIMITED PARTNERS
                                      -----                   ---------------                  ----------------
                          SECTOR II      SECTOR III     SECTOR II       SECTOR III      SECTOR II      SECTOR III          TOTAL
                            UNITS           UNITS         UNITS            UNITS          UNITS           UNITS            -----
                            -----           -----         -----            -----          -----           -----
PARTNERS' CAPITAL,
  December 31, 1999          55,710         117,109    $    130,524    $    262,815    $  8,609,354    $ 19,033,683    $ 28,036,376

Net loss                       --              --            (5,597)        (12,075)       (439,287)       (957,685)     (1,414,644)

Redemptions                 (10,385)        (21,154)        (36,714)        (59,072)     (1,560,875)     (3,375,862)     (5,032,523)
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  September 30, 2000         45,325          95,955    $     88,213    $    191,668    $  6,609,192    $ 14,700,136    $ 21,589,209
                       ============    ============    ============    ============    ============    ============    ============

PARTNERS' CAPITAL,
  December 31, 2000          42,136          78,372    $     76,890    $    153,867    $  6,905,743    $ 13,487,361    $ 20,623,861

Net income                     --              --             1,607           3,232         139,718         260,145         404,702

Redemptions                  (3,415)        (12,221)           --              --          (573,348)     (2,148,623)     (2,721,971)
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  September 30, 2001         38,721          66,151    $     78,497    $    157,099    $  6,472,113    $ 11,598,883    $ 18,306,592
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

                      THE SECTOR STRATEGY FUND(SM) II L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund-SM- II L.P. (the "Partnership") as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   INVESTMENTS

     As of September 30, 2001 and December 31, 2000, the Partnership had an investment in ML Multi Manager Portfolio LLC ("MM LLC") of $18,306,592 and $20,623,861, respectively.

     Total revenues and fees with respect to the Partnership's investments are set forth as follows:

  FOR THE THREE MONTHS        TOTAL           BROKERAGE       ADMINISTRATIVE       PROFIT          INCOME FROM
ENDED SEPTEMBER 30, 2001     REVENUE         COMMISSIONS           FEES            SHARES           INVESTMENT
                          ---------------   ---------------   ---------------   --------------   ----------------
SECTOR II UNITS
MM LLC (unaudited)             $ 284,768         $ 147,184           $ 4,205         $ 56,289           $ 77,090
                          ===============   ===============   ===============   ==============   ================

SECTOR III UNITS
MM LLC (unaudited)             $ 509,689         $ 263,368           $ 7,525         $ 99,558          $ 139,238
                          ===============   ===============   ===============   ==============   ================

TOTAL ALL UNITS
MM LLC (unaudited)             $ 794,457         $ 410,552          $ 11,730        $ 155,847          $ 216,328
                          ===============   ===============   ===============   ==============   ================

  FOR THE THREE MONTHS        TOTAL           BROKERAGE       ADMINISTRATIVE       PROFIT            LOSS FROM
ENDED SEPTEMBER 30, 2000     REVENUE         COMMISSIONS           FEES            SHARES            INVESTMENT
                          ---------------   ---------------   ---------------   --------------   ----------------
SECTOR II UNITS
MM LLC (unaudited)            $ (156,007)        $ 143,488           $ 4,100         $ (6,466)        $ (297,129)
                          ===============   ===============   ===============   ==============   ================

SECTOR III UNITS
MM LLC (unaudited)            $ (338,423)        $ 315,355           $ 9,010        $ (14,096)        $ (648,692)
                          ===============   ===============   ===============   ==============   ================

TOTAL ALL UNITS
MM LLC (unaudited)            $ (494,430)        $ 458,843          $ 13,110        $ (20,562)        $ (945,821)
                          ===============   ===============   ===============   ==============   ================

FOR THE NINE MONTHS           TOTAL           BROKERAGE       ADMINISTRATIVE       PROFIT           INCOME FROM
ENDED SEPTEMBER 30, 2001     REVENUE         COMMISSIONS           FEES            SHARES           INVESTMENT
                          ---------------   ---------------   ---------------   --------------   ----------------
SECTOR II UNITS
MM LLC (unaudited)             $ 746,811         $ 440,592          $ 12,588        $ 152,306          $ 141,325
                          ===============   ===============   ===============   ==============   ================

SECTOR III UNITS
MM LLC (unaudited)           $ 1,376,525         $ 809,783          $ 23,137        $ 280,228          $ 263,377
                          ===============   ===============   ===============   ==============   ================

TOTAL ALL UNITS
MM LLC (unaudited)           $ 2,123,336       $ 1,250,375          $ 35,725        $ 432,534          $ 404,702
                          ===============   ===============   ===============   ==============   ================

   FOR THE NINE MONTHS        TOTAL           BROKERAGE       ADMINISTRATIVE       PROFIT           LOSS FROM
ENDED SEPTEMBER 30, 2000     REVENUE         COMMISSIONS           FEES            SHARES           INVESTMENT
                          ---------------   ---------------   ---------------   --------------   ----------------
SECTOR II UNITS
MM LLC (unaudited)              $ 60,426         $ 488,397          $ 13,954          $ 2,959         $ (444,884)
                          ===============   ===============   ===============   ==============   ================

SECTOR III UNITS
MM LLC (unaudited)             $ 141,457       $ 1,073,394          $ 30,668          $ 7,155         $ (969,760)
                          ===============   ===============   ===============   ==============   ================

TOTAL ALL UNITS
MM LLC (unaudited)             $ 201,883       $ 1,561,791          $ 44,622         $ 10,114       $ (1,414,644)
                          ===============   ===============   ===============   ==============   ================

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                                 MM LLC                   MM LLC
                         ----------------------   -----------------------
                             SEPTEMBER 30,              DECEMBER 31,
                                 2001                      2000
                              (UNAUDITED)
                         ----------------------   -----------------------
Assets                   $          222,849,008   $           252,995,756
                         ======================   =======================

Liabilities              $            8,721,675   $             5,383,789
Members' Capital                    214,127,333               247,611,967
                         ----------------------   -----------------------

Total                    $          222,849,008   $           252,995,756
                         ======================   =======================

                       FOR THE THREE MONTHS        FOR THE THREE MONTHS         FOR THE NINE MONTHS       FOR THE NINE MONTHS
                     ENDED SEPTEMBER 30, 2001    ENDED SEPTEMBER 30, 2000    ENDED SEPTEMBER 30, 2001   ENDED SEPTEMBER 30, 2000
                            (UNAUDITED)                  (UNAUDITED)                 (UNAUDITED)               (UNAUDITED)
                     ------------------------    ------------------------    ------------------------   ------------------------
Revenues             $              7,879,447    $             (4,176,959)   $             21,504,537   $             (1,725,034)

Expenses                            4,976,570                   2,411,044                  14,968,692                  6,397,178
                     ------------------------    ------------------------    ------------------------   ------------------------

Net Income (Loss)    $             (2,902,877)   $             (6,588,003)   $              6,535,845          $      (8,122,212)
                     ========================    ========================    ========================   ========================

3.   INCOME PER UNIT

     The profit and loss of the Sector II and Sector III Units for the three and nine months ended September 30, 2001 and 2000 are as follows:


                                                              2001
                                                          (UNAUDITED)
                                      -------------------------------------------------------
                                         SECTOR II         SECTOR III           TOTAL
                                           UNITS             UNITS            ALL UNITS
                                     ------------------ ------------------ ------------------
                                       FOR THE THREE      FOR THE THREE      FOR THE THREE
                                        MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                     SEPTEMBER 30, 2001 SEPTEMBER 30, 2001 SEPTEMBER 30, 2001
                                     ------------------ ------------------ ------------------
REVENUES:
    Income from investment
         in MM LLC (unaudited)       $           77,090 $          139,238 $          216,328
                                     ------------------ ------------------ ------------------

NET INCOME                           $           77,090 $          139,238 $          216,328
                                     ================== ================== ==================

NET INCOME PER UNIT:
Weighted average number of General
Partner and Limited
Partner Units outstanding                        39,505             67,294            106,799
                                     ------------------ ------------------ ------------------

Net income per weighted
average
General Partner
and Limited Partner Unit             $             1.95 $             2.07 $             2.03
                                     ================== ================== ==================

                                                              2000
                                                          (UNAUDITED)
                                     --------------------------------------------------------
                                         SECTOR II         SECTOR III            TOTAL
                                           UNITS              UNITS            ALL UNITS
                                     ------------------ ------------------ ------------------
                                        FOR THE THREE      FOR THE THREE      FOR THE THREE
                                        MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                     SEPTEMBER 30, 2000 SEPTEMBER 30, 2000 SEPTEMBER 30, 2000
                                     ------------------ ------------------ ------------------
REVENUES:
    Loss from investment
         in MM LLC (unaudited)       $         (297,129)$         (648,692)$         (945,821)
                                     ------------------ ------------------ ------------------

NET LOSS                             $         (297,129)$         (648,692)$         (945,821)
                                     ================== ================== ==================

NET LOSS PER UNIT:
Weighted average number of General
Partner and Limited
Partner Units outstanding                        47,203             98,798            146,001
                                     ------------------ ------------------ ------------------

Net loss per weighted average
General Partner
and Limited Partner Unit             $            (6.29)$            (6.57)$            (6.48)
                                     ================== ================== ==================

                                                            2001
                                                        (UNAUDITED)
                                   --------------------------------------------------------
                                       SECTOR II         SECTOR III           TOTAL
                                         UNITS             UNITS            ALL UNITS
                                   ------------------ ----------------- -------------------
                                     FOR THE NINE       FOR THE NINE       FOR THE NINE
                                      MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                   SEPTEMBER 30, 2001 SEPTEMBER 30, 2001 SEPTEMBER 30, 2001
                                   ------------------ ----------------- -------------------
REVENUES:
    Income from investment
         in MM LLC (unaudited)     $          141,325 $          263,377 $          404,702
                                   ------------------ ------------------ ------------------

NET INCOME                         $          141,325 $          263,377 $          404,702
                                   ================== ================== ==================

NET INCOME PER UNIT:
Weighted average number of General
Partner and Limited
Partner Units outstanding                      40,660             71,226            111,886
                                   ------------------ ------------------ ------------------

Net income per weighted
average General Partner
and Limited Partner Unit           $             3.48 $             3.70 $            $3.62
                                   ================== ================== ==================
                                                               2000
                                                            (UNAUDITED)
                                   --------------------------------------------------------
                                        SECTOR II         SECTOR III            TOTAL
                                          UNITS              UNITS            ALL UNITS
                                   ------------------- ------------------ ------------------
                                       FOR THE NINE       FOR THE NINE       FOR THE NINE
                                       MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                   SSEPTEMBER 30, 2000 SEPTEMBER 30, 2000 SEPTEMBER 30, 2000
                                   ------------------- ------------------ ------------------
REVENUES:
    Loss from investment
         in MM LLC (unaudited)     $         (444,884) $         (969,760) $       (1,414,644)
                                   ------------------  ------------------  ------------------

NET LOSS                           $         (444,884) $         (969,760) $       (1,414,644)
                                   ==================  ==================  ==================

NET LOSS PER UNIT:
Weighted average number of General
Partner and Limited
Partner Units outstanding                      50,436             105,557             155,993
                                   ------------------  ------------------  ------------------

Net loss per weighted
average General Partner
and Limited Partner Unit           $            (8.82) $            (9.19) $            (9.07)
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

     The General Partner, MLIM Alternative Strategies LLC, ("MLIM AS LLC") (formerly Merrill Lynch Investment Partners, Inc.), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for MM LLC, and include calculating the Net Asset Value of the Advisors' respective MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure through MM LLC, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors through Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     CREDIT RISK

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading and counterparties may require margin in the over-the-counter markets.

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

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MONTH-END NET ASSET VALUE PER SECTOR II UNIT
        JAN.     FEB.    MAR.     APR.     MAY      JUN.     JUL.    AUG.     SEP.
2000    $157.42  $156.23 $153.51  $153.71  $155.98  $154.07  $151.86 $152.35  $147.76
2001    $164.50  $166.08 $173.90  $168.84  $167.09  $167.20  $166.81 $167.74  $169.17

MONTH-END NET ASSET VALUE PER SECTOR III UNIT
        JAN.     FEB.    MAR.     APR.     MAY      JUN.     JUL.    AUG.     SEP.
2000    $165.34  $164.09 $161.24  $161.44  $163.83  $161.82  $159.50 $160.02  $155.20
2001    $172.78  $174.44 $182.67  $177.34  $175.51  $175.62  $175.22 $176.21  $177.71


   Performance Summary

   All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

   JANUARY 1, 2001 TO SEPTEMBER 30, 2001
   -------------------------------------

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

   Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had a minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak. Gold's failure to rally also weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

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

   Currency trading suffered losses, particularly in Euro and Japanese yen positions. The further weakening of the Euro and Japanese yen displayed how the global economy is not immune to the slowdown of the U.S. economy. Gains were posted in the Canadian dollar at quarter end due to a healthy trade surplus and a favorable short-term interest rate differential.

   The metals sector performed poorly. Weakness in the Euro, a decline in the Australian dollar to all time lows and producer and central bank selling sent gold prices lower. Silver trading was volatile. China's silver exports have been high due to poor domestic demand, adversely affecting prices.

   Trading in the interest rate markets accounted for most of the Partnership's trading losses for the quarter. Positions in Euro-bund futures, three-month Euribor futures and U.S. 10-year notes were unprofitable.

   July 1, 2001 to September 30, 2001

   Trading in the interest rate sector was very successful as significant gains were realized throughout the quarter on Euro dollar positions. These gains more than offset losses on U.S. Treasury and Japanese 10-year bonds. Swiss franc short term interest rate contract trading and short Sterling 500 positions offset losses on long Gilt positions in September.

   Metals trading was profitable throughout the quarter. Positions in aluminum, copper, silver and nickel produced profits. Long gold positions were profitable as investors flocked to gold for safety in the aftermath of the terrorist attacks.

   Stock index trading was also successful as the Partnership's various short positions were profitable. Major indices in the world markets fell as corporate earnings, in general, were poor and the global economic slump would worsen as a result of the terrorist attacks.

   Trading in the energy sector was moderately unsuccessful. The sector continued to face downside pressure as in the prior months. Natural gas prices fell as the heat wave in the Northeast dissipated. Oil prices sank, as traders feared the attacks would not only cripple the airline industry (a major consumer of oil), but would also trigger a global economic recession, cutting the demand for oil.

   Agricultural trading was unprofitable during the quarter. Early gains from coffee failed to outpace losses from corn and short wheat positions. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Soybeans fell on fears of larger than expected crop outputs. Cotton fell to a 15-year low due to abundant crops. Cattle fell to a one year low on demand concerns.

   Trading in the currency markets was unprofitable. Losses were sustained from Canadian dollar and Swiss franc positions early on. Short Japanese yen positions were unprofitable in August. Long British pound positions were profitable in September as the currency appreciated versus the U.S. dollar on concerns over the negative economic implications from the September 11 terrorist attacks.

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

   Currency trading proved profitable for the Partnership. Gains from short Euro currency and long Swiss franc positions outweighed losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB") and the weakness of the Euro, the SNB said it will not keep the Swiss franc from rising. Short positions in the British pound and Canadian dollar resulted in gains for the sector during May. The British pound was particularly weak in the wake of the Bank of England's references to "sterling overvaluation." The Euro rallied to U.S. $0.97 early in the month, but faced profit-taking after news of some capital outflow from Euroland.

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

   Currency trading posted gains early in the quarter on short Japanese yen and British pound positions. The Japanese yen finished July weaker against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to raise interest rates. Trading was flat in August as gains from British pound and Swiss franc positions countered losses from Japanese yen positions. The British pound has been in a clear downtrend since the beginning of the year. Short positions were profitable as uncertainty surrounded the September 7 Bank of England meeting. Investors feared the Bank of England had finished raising interest rates, resulting in concern for the currency. Losses were realized from the Euro in September despite European economic conditions remaining positive. Moderation in U.S. activity suggests no surprises on the upside in the coming quarters, indicating potential strength in the Euro.

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

           (a) None.
           (b) None.
           (c) None.
           (d) None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           Effective May 31, 2001, Merrill Lynch Investment Partners Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate Merrill Lynch Investment Managers in a tax free reorganization. The changes will have no impact on the Partnership's investors.

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

           (b)  REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed during the first nine months of fiscal 2001.

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




                         THE SECTOR STRATEGY FUND(SM) II L.P.




                         By:  MLIM ALTERNATIVE STRATEGIES LLC
                              (formerly Merrill Lynch Investment Partners, Inc.)
                                       (General Partner)






Date: November 15, 2001  By /S/ FABIO P. SAVOLDELLI
                            -----------------------
                            Fabio P. Savoldelli
                            Chairman, Chief Executive Officer and Manager









Date: November 15, 2001  By /S/ MICHAEL L. PUNGELLO
                            -----------------------
                            Michael L. Pungello
                            Vice President, Chief Financial Officer
                            and Treasurer