Form 10-Q
period 2002-06-30
SECTOR STRATEGY FUND II LP
filed 2002-08-14
CIK 867247

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

            Delaware                                                                13-3584544
-----------------------------------------------------                  ----------------------------------------
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

                                  609-282-6996
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---      ---

                         PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                      THE SECTOR STRATEGY FUND(SM) II L.P.
                      ------------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                                   June 30,         December 31,
                                                                     2002              2001
                                                                 (unaudited)
                                                                ---------------   ----------------
ASSETS
------
Investment in MM LLC                                            $   16,159,970    $    17,467,540
Receivable from investment in MM LLC                                   295,434            310,913
                                                                ---------------   ----------------

                TOTAL                                           $   16,455,404    $    17,778,453
                                                                ===============   ================

LIABILITY AND PARTNERS' CAPITAL
-------------------------------

Redemptions payable                                             $      295,434    $       310,913
                                                                ---------------   ----------------

            Total liabilities                                          295,434            310,913
                                                                ---------------   ----------------

PARTNERS' CAPITAL:
    General Partner:
        (406 and 406 Sector II Units)                                   66,995             67,884
        (706 and 706 Sector III Units)                                 122,401            124,006
    Limited Partners:
        (34,685 and 36,977 Sector II Units)                          5,723,568          6,182,727
        (59,104 and 63,155 Sector III Units)                        10,247,006         11,092,923
                                                                ---------------   ----------------

            Total partners' capital                                 16,159,970         17,467,540
                                                                ---------------   ----------------

                TOTAL                                           $   16,455,404    $    17,778,453
                                                                ===============   ================

NET ASSET VALUE PER UNIT:
     SECTOR II UNITS
        Based on (35,091 and 37,383 Units outstanding)          $       165.02    $        167.20
                                                                ===============   ================

     SECTOR III UNITS
        Based on (59,810 and 63,861 Units outstanding)          $       173.37    $        175.65
                                                                ===============   ================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) II L.P.
                      ------------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)
                                   -----------

                                                For the three  For the three  For the six   For the six
                                                 months ended   months ended  months ended  months ended
                                                     June 30,     June 30,       June 30,      June 30,
                                                      2002          2001          2002          2001
                                                -------------- -------------  ------------  ------------
REVENUES:
    Income (loss) from investment
        in MM LLC                               $     463,237  $   (780,567)  $  (251,582)  $   188,374
                                                -------------- -------------  ------------  ------------

NET INCOME (LOSS)                               $     463,237  $   (780,567)  $  (251,582)  $   188,374
                                                ============== =============  ============  ============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding          97,804       111,573        99,282       114,431
                                                ============== =============  ============  ============

    Net income (loss) per weighted average
       General Partner and Limited Partner Unit $        4.74  $      (7.00)  $     (2.53)  $      1.65
                                                ============== =============  ============  ============

See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) II L.P.
                      ------------------------------------
                        (A Delaware Limited Partnership)
                         -------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                 For the six months ended June 30, 2002 and 2001
                 -----------------------------------------------
                                   (unaudited)

                                  Units                    General Partner                Limited Partners
                                  -----                    ---------------                ----------------
                        SECTOR II      SECTOR III      SECTOR II      SECTOR III      SECTOR II      SECTOR III
                          UNITS          UNITS           UNITS          UNITS           UNITS           UNITS           Total
                          -----          -----           -----          -----           -----           -----           -----
PARTNERS' CAPITAL,
  December 31, 2000        42,136         78,372   $        76,890   $  153,867  $   6,905,743   $   13,487,361   $  20,623,861

Net income                      -              -               690        1,384         63,545          122,755         188,374

Redemptions                (2,050)       (10,291)                -            -       (344,532)      (1,808,748)     (2,153,280)
                    ----------------  -----------  ----------------  ----------- --------------  ---------------  --------------

PARTNERS' CAPITAL,
  June 30, 2001            40,086         68,081   $        77,580   $  155,251  $   6,624,756   $   11,801,368   $  18,658,955
                    ================  ===========  ================  =========== ==============  ===============  ==============

PARTNERS' CAPITAL,
  December 31, 2001        37,383         63,861   $        67,884   $  124,006  $   6,182,727   $   11,092,923   $  17,467,540

Net loss                        -              -              (889)      (1,605)       (90,041)        (159,047)       (251,582)

Redemptions                (2,292)        (4,051)                -            -       (369,118)        (686,870)     (1,055,988)
                    ----------------  -----------  ----------------  ----------- --------------  ---------------  --------------

PARTNERS' CAPITAL,
  June 30, 2002            35,091         59,810   $        66,995   $  122,401  $   5,723,568   $   10,247,006   $  16,159,970
                    ================  ===========  ================  =========== ==============  ===============  ==============

See notes to financial statements.

                       THE SECTOR STRATEGY FUND(SM) II L.P
                        (A Delaware Limited Partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) II L.P. (the "Partnership") as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2.   INVESTMENTS

   As of June 30, 2002 and December 31, 2001, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $16,159,970 and $17,467,540 respectively. As of June 30, 2002, and December 31, 2001, the Partnership's percentage ownership share of MM LLC was 8.80% and 8.67%, respectively.

   Total revenues and fees with respect to the Partnership's investments are set forth as follows:

                                           For the three months ended June 30, 2002
                                           ----------------------------------------
                                                       (unaudited)
                                     SECTOR II Units    SECTOR III Units   Total All Units
                                    ----------------    ----------------   ---------------
Realized profit                     $       190,272     $       340,827     $     531,099
Change in unrealized profit (loss)          129,118             231,164           360,282
Interest income                              31,592              56,629            88,221

Brokerage commissions                       128,668             230,648           359,316
Administrative fees                           3,676               6,590            10,266
Profit shares                                53,340              93,443           146,783
                                    ----------------    ----------------   ---------------

Income (loss) from investment       $       165,298     $       297,939    $      463,237
                                    ================    ================   ===============

                                        For the three months ended June 30, 2001
                                        ----------------------------------------
                                                       (unaudited)
                                     SECTOR II Units    SECTOR III Units   Total All Units
                                    ----------------    ----------------   ---------------
Realized profit                     $        67,659     $       126,159    $      193,818
Change in unrealized profit (loss)         (276,016)           (512,855)         (788,871)
Interest income                              61,802             113,078           174,880

Brokerage commissions                       151,252             276,579           427,831
Administrative fees                           4,321               7,902            12,223
Profit shares                               (27,865)            (51,795)          (79,660)
                                    ----------------    ----------------   ---------------

Income (loss) from investment       $     (274,263)     $      (506,304)   $     (780,567)
                                    ===============     ================   ===============

                                          For the six months ended June 30, 2002
                                          --------------------------------------
                                                     (unaudited)
                                    SECTOR II Units     SECTOR III Units   Total All Units
                                    ----------------    ----------------   ---------------
Realized profit                      $       32,922     $        59,505    $       92,427
Change in unrealized profit (loss)          137,364             246,128           383,492
Interest income                              63,915             114,622           178,537

Brokerage commissions                       260,275             466,761           727,036
Administrative fees                           7,436              13,336            20,772
Profit shares                                57,420             100,810           158,230
                                    ----------------    ----------------   ---------------

Income (loss) from investment       $       (90,930)    $      (160,652)   $     (251,582)
                                    ================    ================   ===============

                                          For the six months ended June 30, 2001
                                          --------------------------------------
                                                     (unaudited)
                                    SECTOR II Units     SECTOR III Units   Total All Units
                                    ----------------    ----------------   ---------------
Realized profit                     $       726,627     $     1,375,202    $     2,101,829
Change in unrealized profit (loss)         (410,120)           (780,725)        (1,190,845)
Interest income                             145,536             272,359            417,895

Brokerage commissions                       293,408             546,415            839,823
Administrative fees                           8,383              15,612             23,995
Profit shares                                96,017             180,670            276,687
                                    ----------------    ----------------   ---------------

Income (loss) from investment       $        64,235     $       124,139    $       188,374
                                    ================    ================   ===============

   Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                          June 30,          December 31,
                            2002                2001
                        (unaudited)
                     -------------------  ------------------
Assets               $      186,615,805   $     207,788,190
                     ===================  ==================

Liabilities          $        2,880,377   $       6,324,407
Members' Capital            183,735,428         201,463,783
                     -------------------  ------------------

Total                $      186,615,805   $     207,788,190
                     ===================  ==================


                      For the three months For the three months For the six months  For the six months ended June 30, 2002  ended June 30, 2001  ended June 30, 2002 ended June 30, 2001
                          (unaudited)          (unaudited)          (unaudited)        (unaudited)
                     -------------------  ------------------  -------------------  ------------------
Revenues             $        5,972,065   $      (3,382,848)  $        4,058,377   $      13,625,090

Expenses                      2,807,537           3,064,693            4,959,006           9,992,122
                     -------------------  ------------------  -------------------  ------------------

Net Income (Loss)    $        3,164,528   $      (6,447,541)  $         (900,629)  $       3,632,968
                     ===================  ==================  ===================  ==================

   3. INCOME PER UNIT

   The profit and loss of the Sector II and Sector III Units for the three and six months ended June 30, 2002 and 2001 are as follows:

                               Sector II      Sector III       Total        Sector II      Sector III       Total
                                 UNITS          UNITS        All Units        UNITS          UNITS        All Units
                             -------------  -------------  -------------  -------------  -------------  -------------
                             For the three  For the three  For the three  For the three  For the three  For the three
                             months ended   months ended   months ended   months ended   months ended   months ended
                             June 30, 2002  June 30, 2002  June 30, 2002  June 30, 2001  June 30, 2001  June 30, 2001
                              (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)
                             -------------  -------------  -------------  -------------  -------------  -------------
 Income (loss) from
    investment in MM LLC     $    165,298   $    297,939   $    463,237   $   (274,263)  $   (506,304)  $   (780,567)
                             -------------  -------------  -------------  -------------  -------------  -------------

NET INCOME (LOSS)            $    165,298   $    297,939   $    463,237   $   (274,263)  $   (506,304)  $   (780,567)
                             =============  =============  =============  =============  =============  =============

NET INCOME (LOSS) PER UNIT:
Weighted average number of
    General Partner and
    Limited Partner Units
    outstanding                    36,137         61,667         97,804         40,708         70,865        111,573
                             -------------  -------------  -------------  -------------  -------------  -------------

Net income (loss) per
    weighted average General
    Partner and Limited
    Partner Unit             $       4.57   $       4.83   $       4.74   $      (6.74)  $      (7.14)  $      (7.00)
                             =============  =============  =============  =============  =============  =============

                               Sector II      Sector III       Total        Sector II      Sector III       Total
                                 UNITS          UNITS        All Units        UNITS          UNITS        All Units
                             -------------  -------------  -------------  -------------  -------------  -------------
                             For the six    For the six    For the six    For the six    For the six    For the six
                             months ended   months ended   months ended   months ended   months ended   months ended
                             June 30, 2002  June 30, 2002  June 30, 2002  June 30, 2001  June 30, 2001  June 30, 2001
                              (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)
                             -------------  -------------  -------------  -------------  -------------  -------------
 Income (loss) from
    investment in MM LLC     $    (90,930)  $   (160,652)  $   (251,582)  $     64,235   $    124,139   $    188,374
                             -------------  -------------  -------------  -------------  -------------  -------------

NET INCOME (LOSS)            $    (90,930)  $   (160,652)  $   (251,582)  $     64,235   $    124,139   $    188,374
                             =============  =============  =============  =============  =============  =============

NET INCOME (LOSS) PER UNIT:
Weighted average number of
    General Partner and
    Limited Partner Units
    outstanding                    36,674         62,608         99,282         41,239         73,192        114,431
                             -------------  -------------  -------------  -------------  -------------  -------------

Net income (loss) per
    weighted average General
    Partner and Limited
    Partner Unit             $      (2.48)  $      (2.57)  $      (2.53)  $       1.56   $       1.70   $       1.65
                             =============  =============  =============  =============  =============  =============

   4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

   The nature of this Partnership has certain risks, which can not be presented on the financial statements. The following summarizes some of those risks.

   Market Risk
   -----------

   Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the net unrealized profit
   (loss) as reflected in the Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership and MM LLC as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

   MLIM Alternative Strategies LLC ("MLIM AS LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by the Partnership or MM LLC, and include calculating the Net Asset Value of their respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets, through MM LLC, among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

   The Partnership, through MM LLC, has credit risk in respect of its counterparties and brokers, but attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

          MONTH-END NET ASSET VALUE PER SECTOR II UNIT
-------------------------------------------------------------
        Jan.     Feb.    Mar.     Apr.     May      Jun.
-------------------------------------------------------------
2001    $164.50  $166.08 $173.90  $168.84  $167.09  $167.20
-------------------------------------------------------------
2002    $162.31  $157.98 $160.36  $158.02  $159.75  $165.02
-------------------------------------------------------------

       MONTH-END NET ASSET VALUE PER SECTOR III UNIT
-------------------------------------------------------------
        Jan.     Feb.    Mar.     Apr.     May      Jun.
-------------------------------------------------------------
2001    $172.78  $174.44 $182.67  $177.34  $175.51  $175.62
-------------------------------------------------------------
2002    $170.50  $165.95 $168.46  $166.00  $167.85  $173.37
-------------------------------------------------------------

   Performance Summary

   All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

   JANUARY 1, 2002 to JUNE 30, 2002
   ---------------------------------

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

   Trading in stock indices resulted in losses for the quarter. Long equity exposures suffered losses in choppy market conditions as profit forecasts fell short and concern over the Enron accounting situation deepened. Uncertainty in the global marketplace prevailed, making for extremely difficult trading conditions. Long positions appreciated in March, notably in Japan, Germany and France, but not enough to offset earlier losses.

   Conflicting economic reports was the cause for losses in the interest rate sector. These reports prompted the Advisors to flip exposures from long positions to short positions in most major international bond markets during the quarter. European fixed income exposures posted losses under particularly direction-less markets. Global bond prices declined on growing optimism for as stronger economic outlook for the remainder of 2002.

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

   Currency trading resulted in losses for the Partnership. In January, gains were generated in short Japanese yen positions as the Japanese yen continued to depreciate against the U.S. dollar due to continued deterioration of economic fundamentals in Japan. In February, all of the futures traded currencies appreciated against the U.S. dollar, except the Canadian dollar. March was a relatively volatile month for G-7 currencies. The U.S. dollar fell from 133 to 127.50 Japanese yen during the first week, and then almost completely reversed the move by month-end, causing losses.

   Agricultural trading was the least successful strategy. During January and February, coffee prices were in a downward trend. This trend sharply reversed in March as reduced exports from Mexico and Central America trimmed inventories of exchange-approved soy beans in U.S. warehouses. As prices rose, the Partnership's short positions sustained losses.

   April 1, 2002 to June 30, 2002

   Profits resulting from trading in the currency sector provided the Partnership with the majority of its gains in the second quarter. The decline in the U.S. dollar continued through June unabated fueled by the decline in the U.S. equity markets.

   The interest rate sector was profitable for the Partnership despite its slow start. Yields on major debt-instruments continued to decline. U.S. fixed income markets have rallied sharply due to the flight-to-safety effect as well as the conviction that the U.S. Federal Reserve will raise rates later rather than sooner.

   The agricultural commodities sector posted small gains for the quarter. Strong gains were posted in livestock and grains in April as prices trended downward. Soybean by-products positions also contributed to the profits in this sector. The continued weakness in the U.S. dollar and low stockpiles in grains and soybeans should aid in sustaining a price rally in the summer months.

   The metals sector sustained slight losses for the quarter. In June, the uptrend in gold and silver reversed and losses were sustained on long position eliminating profits earned earlier in the quarter.

   Energy futures experienced whipsaw markets and trading brought in losses for the Partnership. The market was volatile during the quarter due to continued turmoil in the Middle East.

   Losses were experienced in the stock indices sector. The quarter began with the stall of the appreciation in the U.S. and European equity markets in April due to weak recovery expectations. The continued erosion of confidence in the quarter about corporate earnings and the timing of recovery caused both the U.S. and European markets to fall back.

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

   Agricultural trading was profitable despite losses sustained early in the quarter. During January, the agricultural sector faced weak grain and oilseed prices. Excellent growing weather in the U.S., Argentina and Brazil, concerns about U.S. export potential and inventories at historically high levels, kept the markets on the defensive. Contract lows in cotton produced gains for short positions. The cotton market sank to a 15-year low as a result of short supply and increased demand. Potential increased planting, paired with a drop in demand, forced prices lower.

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

   Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had a minor technical run as it reached its four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak and on gold's failure to rally weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

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

   Stock index trading was profitable for the Partnership as long NASDAQ 100 positions outweighed losses from German DAX trading. Trading in S&P contracts was successful despite continued volatility.

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

   Trading in the interest rate markets was accounted for most of the Partnership's trading losses for the quarter. Positions in Euro-bund futures, three-month Euribor futures and U.S. ten-year notes were unprofitable.

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

           (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the first six months of fiscal 2002.

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

                                 THE SECTOR STRATEGY FUND(SM) II L.P.


                                 By:  MLIM ALTERNATIVE STRATEGIES LLC
                                           (General Partner)


Date: August 15, 2002            By /s/ FABIO P. SAVOLDELLI
                                   ------------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date: August 15, 2002            By /s/ MICHAEL L. PUNGELLO
                                    -----------------------
                                    Michael L. Pungello
                                    Vice President, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

         Form of Certification Pursuant to Section 1350 of Chapter 63
                    of Title 18 of the United States Code

We, Fabio P. Savoldelli and Michael L. Pungello, the chief executive officer and chief financial officer, respectively, of MLIM Alternative Strategies LLC, general partner of The SECTOR Strategy Fund(SM) II L.P., certify that (i) the quarterly report Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of The SECTOR Strategy
Fund(SM) II L.P.

Date: August 15, 2002           By /s/ FABIO P. SAVOLDELLI
                                   -----------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  August 15, 2002          By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)