Form 10-Q
period 2002-09-30
SECTOR STRATEGY FUND II LP
filed 2002-11-14
CIK 867247

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------
                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                         September 30,    December 31,
                                                             2002             2001
                                                          (unaudited)
                                                         -------------    ------------
ASSETS
------
Investment in MM LLC                                      $16,346,058     $17,467,540
Receivable from investment in MM LLC                          334,873         310,913
                                                         -------------    ------------

        TOTAL                                             $16,680,931     $17,778,453
                                                         =============    ============
LIABILITY AND PARTNERS' CAPITAL
-------------------------------

Redemptions payable                                       $   334,873     $   310,913
                                                         -------------    ------------

      Total liabilities                                       334,873         310,913
                                                         -------------    ------------

PARTNERS' CAPITAL:
  General Partner:
    (406 and 406 Sector II Units)                              70,269          67,884
    (706 and 706 Sector III Units)                            128,981         124,006
  Limited Partners:
    (33,765 and 36,977 Sector II Units)                     5,844,013       6,182,727
    (56,394 and 63,155 Sector III Units)                   10,302,795      11,092,923
                                                         -------------    ------------

      Total partners' capital                              16,346,058      17,467,540
                                                         -------------    ------------

        TOTAL                                             $16,680,931     $17,778,453
                                                         =============    ============

NET ASSET VALUE PER UNIT:
  SECTOR II UNITS
    (Based on 34,171 and 37,383 Units outstanding)        $    173.08     $    167.20
                                                         =============    ============

  SECTOR III UNITS
    (Based on 57,100 and 63,861 Units outstanding)        $    182.69     $    175.65
                                                         =============    ============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND-SM- II L.P.
                     ------------------------------------
                       (a Delaware Limited Partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                 (unaudited)

                                                 For the three     For the three       For the nine        For the nine
                                                 months ended      months ended        months ended        months ended
                                                 September 30,     September 30,       September 30,       September 30,
                                                     2002              2001                2002                2001
                                                 -------------     -------------       -------------       -------------
REVENUES:
  Income from investment in MM LLC                $  834,096        $  216,328         $  582,514           $  404,702
                                                 -------------     -------------       -------------       -------------

NET INCOME                                        $  834,096        $  216,328         $  582,514           $  404,702
                                                 =============     =============       =============       =============
NET INCOME PER UNIT:
  Weighted average number of General Partner
    and Limited Partner Units outstanding             94,119           106,779             97,561              111,886
                                                 =============     =============       =============       =============

  Net income per weighted average
    General Partner and Limited Partner Unit      $     8.86        $     2.03         $     5.97           $     3.62
                                                 =============     =============       =============       =============

See notes to financial statements.

                       THE SECTOR STRATEGY FUND SM II L.P.
                       ----------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
              For the nine months ended September 30, 2002 and 2001
              -----------------------------------------------------
                                  (unaudited)

                               Units                   General Partner               Limited Partners
                               -----                   ---------------               ----------------
                      SECTOR II     SECTOR III     SECTOR II     SECTOR III     SECTOR II     SECTOR III        Total
                        UNITS         UNITS          UNITS         UNITS          UNITS         UNITS           -----
                        -----         -----          -----         -----          -----         -----
PARTNERS' CAPITAL,
  December 31, 2000     42,136        78,372        $76,890       $153,867      $6,905,743    $13,487,361     $20,623,861

Net income                 -             -            1,607          3,232         139,718        260,145         404,702

Redemptions             (3,415)      (12,221)           -              -          (573,348)    (2,148,623)     (2,721,971)
                        ------       -------        -------       --------      ----------    -----------     -----------

PARTNERS' CAPITAL,
  September 30, 2001    38,721        66,151        $78,497       $157,099      $6,472,113    $11,598,883     $18,306,592
                        ======       =======        =======       ========      ==========    ===========     ===========

PARTNERS' CAPITAL,
  December 31, 2001     37,383        63,861        $67,884       $124,006      $6,182,727    $11,092,923     $17,467,540

Net income                 -             -            2,385          4,975         187,561        387,593         582,514

Redemptions             (3,212)       (6,761)           -              -          (526,275)    (1,177,721)     (1,703,996)
                        ------       -------        -------       --------      ----------    -----------     -----------

PARTNERS' CAPITAL,
  September 30, 2002    34,171        57,100        $70,269       $128,981      $5,844,013    $10,302,795     $16,346,058
                        ======       =======        =======       ========      ==========    ===========     ===========

See notes to financial statements.

                     THE SECTOR STRATEGY FUND-SM- II L.P.
                     ------------------------------------
                       (a Delaware Limited Partnership)
                       --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund-SM- II L.P. (the "Partnership") as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

     As of September 30, 2002 and December 31, 2001, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $16,346,058 and $17,467,540 respectively. As of September 30, 2002, and December 31, 2001, the Partnership's percentage ownership share of MM LLC was 9.08% and 8.67%, respectively.

     Total revenues and fees with respect to the Partnership's investments are set forth as follows:

                                          For the three months ended September 30, 2002
                                          ---------------------------------------------
                                                           (unaudited)

                                   SECTOR II Units       SECTOR III Units     Total All Units
                                   ---------------       ----------------     ---------------
Realized profit                     $  542,574            $  1,022,454         $  1,565,028
Change in unrealized profit (loss)     (67,392)               (120,669)            (188,061)
Interest income                         31,382                  56,243               87,625

Brokerage commissions                  124,001                 222,535              346,536
Administrative fees                      3,543                   6,358                9,901
Profit shares                           98,144                 175,915              274,059
                                   ---------------       ----------------     ---------------

Income from investment              $  280,876            $    553,220         $    834,096
                                   ===============       ================     ===============

                                          For the three months ended September 30, 2001
                                          ---------------------------------------------
                                                           (unaudited)

                                   SECTOR II Units       SECTOR III Units     Total All Units
                                   ---------------       ----------------     ---------------
Realized profit                     $  138,324             $  247,019          $  385,343
Change in unrealized profit             91,430                164,217             255,647
Interest income                         55,014                 98,453             153,467

Brokerage commissions                  147,184                263,368             410,552
Administrative fees                      4,205                  7,525              11,730
Profit shares                           56,289                 99,558             155,847
                                   ---------------       ----------------     ---------------

Income from investment               $  77,090             $  139,238          $  216,328
                                   ===============       ================     ===============

                                          For the nine months ended September 30, 2002
                                          --------------------------------------------
                                                           (unaudited)

                                   SECTOR II Units       SECTOR III Units     Total All Units
                                   ---------------       ----------------     ---------------
Realized profit                      $  575,496            $  1,081,959        $  1,657,455
Change in unrealized profit              69,972                 125,459             195,431
Interest income                          95,297                 170,865             266,162

Brokerage commissions                   384,276                 689,296           1,073,572
Administrative fees                      10,979                  19,694              30,673
Profit shares                           155,564                 276,725             432,289
                                   ---------------       ----------------     ---------------

Income from investment               $  189,946              $  392,568          $  582,514
                                   ===============       ================     ===============

                                          For the nine months ended September 30, 2001
                                          --------------------------------------------
                                                           (unaudited)

                                   SECTOR II Units       SECTOR III Units     Total All Units
                                   ---------------       ----------------     ---------------
Realized profit                      $  864,951           $  1,622,221         $  2,487,172
Change in unrealized profit (loss)     (318,690)              (616,508)            (935,198)
Interest income                         200,550                370,812              571,362

Brokerage commissions                   440,592                809,783            1,250,375
Administrative fees                      12,588                 23,137               35,725
Profit shares                           152,306                280,228              432,534
                                   ---------------       ----------------     ---------------

Income from investment               $  141,325           $    263,377         $    404,702
                                   ===============       ================     ===============

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                             September 30,             December 31,
                                2002                       2001
                             (unaudited)
                       ------------------------   ------------------------
Assets                     $   189,596,747           $   207,788,190
                       ========================   ========================

Liabilities                $     9,508,371           $     6,324,407
Members' Capital               180,088,376               201,463,783
                       ------------------------   ------------------------

Total                      $   189,596,747           $   207,788,190
                       ========================   ========================

                         For the three months       For the three months        For the nine months       For the nine months
                       ended September 30, 2002   ended September 30, 2001   ended September 30, 2002   ended September 30, 2001
                              (unaudited)                (unaudited)                (unaudited)                (unaudited)
                       ------------------------   ------------------------   ------------------------   ------------------------
Revenues                   $    9,813,392            $      7,879,447             $    13,871,769           $    21,504,537

Expenses                        3,513,739                   4,976,570                   8,472,745                14,968,692
                       ------------------------   ------------------------   ------------------------   ------------------------

Net Income (Loss)          $    6,299,653            $      2,902,877             $     5,399,024           $     6,535,845
                       ========================   ========================   ========================   ========================

          3.   INCOME PER UNIT

               The profit and loss of the Sector II and Sector III Units for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                     Sector II      Sector III       Total        Sector II      Sector III      Total
                                       Units          Units        All Units        Units          Units       All Units
                                   -------------  -------------  -------------  -------------  -------------  -------------
                                   For the three  For the three  For the three  For the three  For the three  For the three
                                   months ended   months ended   months ended   months ended   months ended   months ended
                                   September 30,  September 30,  September 30,  September 30,  September 30,  September 30,
                                       2002           2002           2002           2001           2001           2001
                                    (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                   -------------  -------------  -------------  -------------  -------------  -------------
  Income from investment
    in MM LLC                        $  280,876     $  553,220    $  834,096     $   77,090     $   139,238    $  216,328
                                   -------------  -------------  -------------  -------------  -------------  -------------

NET INCOME                           $  280,876     $  553,220    $  834,096     $   77,090     $   139,238     $  216,328
                                   =============  =============  =============  =============  =============  =============

NET INCOME PER UNIT:
Weighted average number of General
Partner and Limited
Partner Units outstanding                34,821         59,298        94,119         39,505          67,294        106,799
                                   -------------  -------------  -------------  -------------  -------------  -------------

Net income per weighted average
General Partner
and Limited Partner Unit
                                     $     8.07     $     9.33     $    8.86     $     1.95     $      2.07     $     2.03
                                   =============  =============  =============  =============  =============  =============

                                     Sector II      Sector III       Total        Sector II      Sector III      Total
                                       Units          Units        All Units        Units          Units       All Units
                                   -------------  -------------  -------------  -------------  -------------  -------------
                                   For the nine   For the nine   For the nine   For the nine   For the nine   For the nine
                                   months ended   months ended   months ended   months ended   months ended   months ended
                                   September 30,  September 30,  September 30,  September 30,  September 30,  September 30,
                                       2002           2002           2002           2001           2001           2001
                                    (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                   -------------  -------------  -------------  -------------  -------------  -------------
  Income from investment
    in MM LLC                       $  189,946     $  392,568     $  582,514     $  141,325     $  263,377     $  404,702
                                   -------------  -------------  -------------  -------------  -------------  -------------

NET INCOME                          $  189,946     $  392,568     $  582,514     $  141,325     $  263,377     $  404,702
                                   =============  =============  =============  =============  =============  =============

NET INCOME PER UNIT:
Weighted average number of General
Partner and Limited
Partner Units outstanding               36,056         61,505         97,561         40,660         71,226        111,886
                                   -------------  -------------  -------------  -------------  -------------  -------------

Net income per weighted average
General Partner
and Limited Partner Unit            $     5.27     $     6.38     $     5.97     $     3.48     $     3.70     $     3.62
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

     The Partnership, through MM LLC, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC in the Equity in commodity futures trading accounts in the Statements of Financial Condition.

     Item 2. Management's discussion and analysis of financial condition and results of operations

                        MONTH-END NET ASSET VALUE PER SECTOR II UNIT

     -----------------------------------------------------------------------------------------
             Jan.     Feb.     Mar.     Apr.     May      Jun.     Jul.     Aug.     Sep.
     -----------------------------------------------------------------------------------------
     2001    $164.50  $166.08  $173.90  $168.84  $167.09  $167.20  $166.81  $167.74  $169.17
     -----------------------------------------------------------------------------------------
     2002    $162.31  $157.98  $160.36  $158.02  $159.75  $165.02  $167.71  $170.76  $173.08
     -----------------------------------------------------------------------------------------

                        MONTH-END NET ASSET VALUE PER SECTOR III UNIT

     -----------------------------------------------------------------------------------------
             Jan.     Feb.     Mar.     Apr.     May      Jun.     Jul.     Aug.     Sep.
     -----------------------------------------------------------------------------------------
     2001    $172.78  $174.44  $182.67  $177.34  $175.51  $175.62  $175.22  $176.21  $177.71
     -----------------------------------------------------------------------------------------
     2002    $170.50  $165.95  $168.46  $166.00  $167.85  $173.37  $176.20  $180.24  $182.69
     -----------------------------------------------------------------------------------------



     Performance Summary

     All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

     JANUARY 1, 2002 to SEPTEMBER 30, 2002
     -------------------------------------

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

     Conflicting economic reports was the cause for losses in the interest rate sector. These reports prompted the Advisors to flip exposures from long positions to short positions in most major international bond markets during the quarter. European fixed income exposures posted losses under particularly direction-less markets. Global bond prices declined on growing optimism for a stronger economic outlook for the remainder of 2002.

     Trading in the metals sector was down for the quarter. Short positions in base metals were unsuccessful early on as base metals prices soared on the hope that an economic recovery in the United States would boost demand. Precious metal prices declined as the U.S. economy continued to show signs of stabilizing and inflation concerns waned. Long gold positioning generated gains as prices rose above $300 for the first time in two years.

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

     Agricultural trading was the least successful strategy. During January and February, coffee prices were in a downward trend. This trend sharply reversed in March as reduced exports from Mexico and Central America trimmed inventories of exchange-approved soybeans in U.S. warehouses. As prices rose, the Partnership's short positions sustained losses.

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

     July 1, 2002 to September 30, 2002

     Results from the interest rate sector provided solid positive performance for the Partnership. The yield curve on major debt instruments declined throughout the quarter. This market environment was supported by the increased risk aversion, the continued U.S. stock market decline and the conflicting reports regarding the pace of the U.S. economic recovery. The economic news from Europe also pointed to a weak recovery overseas.

     Stock index futures also brought strong positive returns for the quarter. The downward market trend created a good environment for short positions. Investors in the equity markets were still liquidating equity exposure.

     The energy sector pulled in positive performance despite choppy market conditions throughout the quarter. Crude oil led the gains as continued talk of military action against Iraq builds a risk premium into prices.

     Agriculture commodities also had gains. Grains and soybeans rallied due to weather and supply concerns. The summer drought produced expectations of a reduced harvest this season. The sector returned some gains later in September, as recent harvests were not as bad as was feared.

     Metals produced gains this quarter, citing declines in precious and base metals throughout the quarter due to liquidation pressures in the market. Gold, however, had a weak rally during the second half of the quarter.

     Currency trading was the only sector with overall losses. The sector was choppy throughout the quarter making it difficult for any of the trend following traders to lock onto a market trend.

     The Partnership, as a member of a class of plaintiffs, received a settlement payment in August relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The amount of the settlement for the Partnership was $50,863, which is included in the realized profit of the Partnership. The effect of the settlement payment was included in the Partnership's performance in August.

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

     July 1, 2001 to September 30, 2001

     Trading in the interest rate sector was very successful as significant gains were realized throughout the quarter on Eurodollar positions. These gains more than offset losses on U.S. Treasury and Japanese ten-year bonds. Swiss franc short term interest rate contract trading and short Sterling 500 positions offset losses on long Gilt positions in September.

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

     Agricultural trading was unprofitable during the quarter. Early gains from coffee failed to outpace losses from corn and short wheat positions. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Soybeans fell on fears of larger than expected crop outputs. Cotton fell to a 15-year low due to abundant crops. Cattle fell to a one-year low on demand concerns.

     Trading in the currency markets was unprofitable. Losses were sustained from Canadian dollar and Swiss franc positions early on. Short Japanese yen positions were unprofitable in August. Long British pound positions were profitable in September as the currency appreciated versus the U.S. dollar on concerns over the negative economic implications from the September 11 terrorist attacks.

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

     Item 4. Controls and Procedures

     MLIM Alternative Strategies LLC, the General Partner of The SECTOR Strategy Fund-SM- II L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

           There were no reports on Form 8-K filed during the first nine months of fiscal 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE SECTOR STRATEGY FUND-SM- II L.P.




                               By:  MLIM ALTERNATIVE STRATEGIES LLC
                                       (General Partner)






Date: November 14, 2002        By /s/ FABIO P. SAVOLDELLI
                                  -----------------------
                                  Fabio P. Savoldelli
                                  Chairman, Chief Executive Officer and Manager (Principal Executive Officer)






Date: November 14, 2002        By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT 99

         Form of Certification Pursuant to Section 1350 of Chapter 63
         ------------------------------------------------------------
                   of Title 180 of the United States Code
                   --------------------------------------

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The SECTOR Strategy Fund-SM- II L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

   a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

-----------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                  EXHIBIT 99

         Form of Certification Pursuant to Section 1350 of Chapter 63
         ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

I, Michael L. Pungello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The SECTOR Strategy Fund-SM- II L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

   a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

-------------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)